Form 10-K
period 2018-12-31
Victory Commercial Management Inc.
filed 2019-05-14
CIK 1723083

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

or

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 333-228242

VICTORY COMMERCIAL MANAGEMENT INC.

(Exact name of registrant as specified in its charter)

Nevada	37-1865646
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

3rd Floor, 369 Lexington Ave, New York, NY	10017
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 212-922-2199

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X]	Smaller reporting company	[X]

Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised accounting standard provided pursuant to Section 13(a) of the Exchanger Act. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant as of December 31, 2018 (the last business day of the Registrant’s most recently completed fiscal year) was $0.

As of May 13, 2019, the registrant had 21,711,000 shares of common stock issued and outstanding.

EXPLANATORY NOTE

On February 14, 2019, the Securities and Exchange Commission (the “SEC”) declared effective the Registration Statement on Form S-1 of Victory Commercial Management Inc. (“Company”), relating to the Company’s offering of common stock in connection with its initial public offering (“IPO”). A detailed description of the offering is included in the Form S-1, as amended (the “Registration Statement”).

Rule 15d-2 (“Rule 15d-2”) under the Securities Exchange Act of 1934, as amended, provides generally that if a company’s registration statement under the Securities Act of 1933, as amended, does not contain certified financial statements for the company’s last full fiscal year preceding the year in which the registration statement becomes effective (or for the life of the company if less than a full fiscal year), then the company must, within 90 days after the effective date of the registration statement, file a special financial report furnishing certified financial statements for the last full fiscal year or other period, as the case may be, meeting the requirements of the form appropriate for annual reports of that company. Rule 15d-2 further provides that the special financial report is to be filed under cover of the facing sheet of the form appropriate for annual reports of the company.

The Registration Statement did not contain the certified financial statements of the Company for the year ended December 31, 2018; therefore, as required by Rule 15d-2, the Company is hereby filing its certified financial statements with the SEC under cover of the facing page of an annual report on Form 10-K.

Throughout this Annual Report on Form 10-K, the “Company”, “we,” “us,” and “our,” refer to (i) Victory Commercial Management Inc., a Nevada corporation (“VCM”); (ii) references to “China” or “PRC” are references to the People’s Republic of China, excluding Hong Kong Special Administrative Region of China, Macau Special Administrative Region of China and the Taiwan Region. References to “RMB” are to Renminbi, the legal currency of China, and all references to “$”, “USD” and dollar are to the U.S. dollar, the legal currency of the United States. (iii) references to “VCI” are to Victory Commercial Investment Ltd., our wholly-owned subsidiary formed under the laws of the British Virgin Islands. (iv) references to “Sino Pride” are to Sino Pride Development Limited., a company formed under the laws of Hong Kong and a wholly-owned subsidiary of VCI. (v) references to “DVPD” are Dalian Victory Plaza Development Co., Ltd., an entity formed under the PRC laws and an 80%-owned subsidiary of Sino Pride. References to “DVBM” are Dalian Victory Business Management Co. Ltd., a corporation formed under the laws of the People’s Republic of China and 5% owned by DVPD and 95% owned by Sino Pride. (vi) references to “DVPM” are Dalian Victory Property Management Co. Ltd., a corporation formed under the laws of the People’s Republic of China and 100% owned by Sino Pride.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain forward-looking statements (as such term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). The statements herein which are not historical reflect our current expectations and projections about the Company’s future results, performance, liquidity, financial condition, prospects and opportunities and are based upon information currently available to us and our management and our interpretation of what we believe to be significant factors affecting our business, including many assumptions about future events. Such forward-looking statements include statements regarding, among other things:

●	Our ability to stay competitive by adapt to changes in the market
●	Our ability to attract tenants who are more resilient to e-commerce alternatives, including but not limited to:

○	Health & wellness services,
○	Specialty retain,
○	Entertainment, beauty & other services,
○	Dinning, and
○	Internet cafes

●	Our projected revenues, profitability and other financial metrics
●	Ability of our tenants to engage local community
●	Our anticipated needs for working capital
●	Other factors discussed elsewhere herein.

Forward-looking statements, which involve assumptions and describe our plans, strategies, and expectations, are generally identifiable by use of the words “may,” “should,” “will,” “plan,” “could,” “target,” “contemplate,” “predict,” “potential,” “continue,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “seek,” or “project” or the negative of these words or other variations on these or similar words. Actual results, performance, liquidity, financial condition and results of operations, prospects and opportunities could differ materially from those expressed in, or implied by, these forward-looking statements because of various risks, uncertainties and other factors, including the ability to raise sufficient capital to continue the Company’s operations. These statements may be found under Part I, Item 2-“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as elsewhere in this Annual Report on Form 10-K generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, matters described in this Annual Report on Form 10-K.

In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Annual Report on Form 10-K will in fact occur.

Potential investors should not place undue reliance on any forward-looking statements. Except as expressly required by the federal securities laws, there is no undertaking to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason.

The forward-looking statements in this Annual Report on Form 10-K represent our views as of the date of this Annual Report on Form 10-K. Such statements are presented only as some guide about future possibilities and do not represent assured events, and we anticipate that subsequent events and developments will cause our views to change. You should, therefore, not rely on these forward-looking statements as representing our views as of any date after the date of this Annual Report on Form 10-K.

This Annual Report on Form 10-K also contains estimates and other statistical data prepared by independent parties and by us relating to market size and growth and other data about our industry. These estimates and data involve a number of assumptions and limitations, and potential investors are cautioned not to give undue weight to these estimates and data. We have not independently verified the statistical and other industry data generated by independent parties and contained in this Annual Report on Form 10-K. In addition, projections, assumptions and estimates of our future performance and the future performance of the industries in which we operate are necessarily subject to a high degree of uncertainty and risk.

Potential investors should not make an investment decision based solely on our projections, estimates or expectations.

PART I.

ITEM 1. BUSINESS

Corporate History and Corporate Structure

Corporate History

Victory Commercial Management Inc. (hereinafter referred to as the “Company”, “VCM”, and where appropriate, the terms “Company”, “we”, “us” or “our” are also referred to VCM and its wholly owned and majority owned subsidiaries as a whole) was incorporated on July 5, 2017 under the laws of Nevada.

On July 13, 2017, VCM formed a wholly-owned subsidiary, Victory Commercial Investment Ltd. (“VCI”) under the laws of British Virgin Islands.

Sino Pride Development Limited (“Sino Pride”) is a Hong Kong company, incorporated on May 26, 1989. Sino Pride is a holding company who directly owns an 80% equity interest of Dalian Victory Plaza Development Co., Ltd. (“DVPD”), directly owns a 95% equity interest in Dalian Victory Business Management Co., Ltd. (“DVBM”), and directly owns 100% of DVPM

DVPD was incorporated as a Sino-foreign cooperative joint venture on March 29, 1993 under the laws of the People’s Republic of China (“PRC” or “China”). Sino Pride owns 80% equity interest of DVPD while Dalian Victory Development Co., Limited (“DVDC”), a stated owned enterprise in China, owns a 20% equity interest of DVPD.

DVBM was incorporated as a joint venture on September 12, 2000 under the laws of PRC. Sino Pride owns a 95% equity interest of DVBM and DVPD owns a 5% equity interest of DVBM.

DVPM was incorporated on June 6, 2018 as limited liability company under the laws of PRC. Sino Pride owns 100% of the equity of DVPM. DVPM was formed as a property management company and will play a similar role as DVBM to improve the management of Victory Plaza. DVPM did not have any business activities as of the issuance date of this report.

Iven International Group Limited, is a company registered in Hong Kong (“Iven”). From October 31, 2016 to June 30, 2017, Alex Brown beneficially owned 100% of Iven, among which, a 70% equity interest was held directly, and a 30% equity interest was held indirectly through Dalian Yiwen New Materials Technology Development Co., Ltd, a PRC entity 80% owned by Alex Brown and 20% owned by his spouse. On June 30, 2017, Alex Brown and Dalian Yiwen New Material Technology Development Co., Ltd transferred their respective ownership of Iven to Winner Ascent Investment Limited, a Hong Kong limited liability company solely owned by Alex Brown.

Victory Plaza Holding Limited, (“VP Holding”) a BVI company, was the original owner of Sino Pride. VP Holding was a shell company and incurred significant losses from the operations of Sino Pride and its subsidiaries DVPD and DVBM. VP Holding and Sino Pride had no relationship or affiliation with us or Alex Brown prior to the corporate restructure.

November 30, 2016 Transaction

In November 2016, Iven entered and executed an agreement of “Assignment of Common Stock and Debt Rights” (“the Original Agreement”) with VP Holding, the former shareholder of Sino Pride. Pursuant to the Original Agreement, Iven acquired all 30,000,000 shares of common stock of Sino Pride then outstanding and assumed a shareholder loan and loan interest totaling $52,750,000 (Sino Pride owed to VP Holding) for a nominal consideration of HK$ 1 (approximately US$0.13) from VP Holding. The change of ownership in Sino Pride from VP Holding to Iven had no impact on Sino Pride’s ownership in DVPD and DVBM (operating entities).

Iven was a private shell company with no operations and with nominal assets, which is 100% directly and indirectly owned by Mr. Brown. Iven was the legal acquirer in the November 30, 2016 acquisition. At the date of acquisition, Sino Pride was a holding company of two Chinese operating entities, DVPD and DVBM. The accounting acquirer usually is the combining entity whose relative size (measured in, for example, assets, revenues, or earnings) is significantly larger than that of the other combining entity or entities as per ASC 805-10-55-13. Thus, Sino Pride and Subsidiaries were treated as the accounting acquirer in connection with the November 2016 transaction.

The November 30, 2016 transaction was treated as a reverse acquisition or recapitalization. The accounting is similar to that resulting from a reverse acquisition, except that no goodwill or other intangible assets are recorded. Accordingly, the historical financial statements are those of Sino Pride and its Subsidiaries.

September 4, 2017 Transaction

On September 4, 2017, VCI signed an agreement of “Assignment of All Outstanding Shares and All Debt Rights Agreement” (“the Agreement”) with Iven. Pursuant to the Agreement, VCI acquired all 30,000,000 shares of common stock of Sino Pride then outstanding and assumed shareholder debt and loan rights totaling HK$493,807,633 (approximately $64,208,000) (Sino Pride owed to VP Holding) including an outstanding shareholder loan of HK$408,409,628 (approximately $53,093,000) for a nominal consideration of HK$1 (approximately US$0.13) from Iven. The change of ownership of Sino Pride from Iven to VCI had no impact on Sino Pride’s ownership in DVPD and DVBM (operating entities).

Iven and VCI were under common control of our controlling shareholder. The transfer of ownership in Sino Pride from Iven to VCI was a part of the corporate restructuring to prepare the Company to list in the U.S. capital markets.

The Company accounted for the September 2017 transaction as a transaction between entities under common control based on the guidance provided by ASC 805-50-25. Following the above transactions, VCI obtained control of Sino Pride and its subsidiaries, and, as a result, VCM control over VCI, Sino Pride and its Subsidiaries.

The Company together with its wholly-owned subsidiaries, VCI, and Sino Pride and its majority owned subsidiaries, DVBM and DVPM were effectively controlled by the same shareholder, Mr. Brown before and after the September 2017 corporate restructuring, and is considered under common control, which has been accounted for similar to the pooling method of accounting. The accompanying consolidated financial statements have been prepared as if the current corporate structure had been in existence at the beginning of the periods presented. Accordingly, the historical financial statements are those of Sino Pride and its Subsidiaries.

Corporate Structure

The following diagram illustrates our corporate structure as of the date of this Annual Report:

Victory Commercial International Ltd.
(a BVI company)
100% ownership
Victory Commercial Management Inc.
(a Nevada company)
100% ownership
Victory Commercial Investment Ltd.
(a BVI company)
100% ownership
Sino Pride Development Co. Ltd
(a Hong Kong Company)
80% ownership
95% ownership
100% ownership
Dalian Victory Development Co. Ltd.
(a government owned PRC company)
20% ownership
Dalian Victory Plaza Development Co. Ltd.
(a PRC company)
5% ownership
Dalian Victory Business Management Co. Ltd.
(a PRC company)
Dalian Victory Property Management Co. Ltd.
(a PRC Company)

The address of our principal executive offices and corporate offices is 369 Lexington Ave, Suite 311, New York NY 10016. Our telephone number is 212-922-2199.

Historical Events

Prior to our acquisition of Sino Pride in November 2016, the former management sold approximately 14% of the properties with buy-back options, pursuant to which such purchasers could request us to buy back their units at an agreed-upon price-approximately 20% (average) higher than the original sale prices. In addition, we have leased back some units and rent to third parties. As of December 31, 2016, there were approximately 750 store units, 18,828 square meters (202,663 square feet) that had buy-back options. Total buy-back liability amounted to $68.6 million and total lease back liability amounted to $8.8 million. As many purchasers have exercised the buy-back options and we do not have enough cash to satisfy a huge demand of the exercise of the options as well as we failed to pay rent for certain lease-back units; many purchasers have brought litigation against us claiming breach of contract due to our failure to fulfill our obligations under the buy-back options or lease-back terms.

As of December 31, 2018, to our knowledge, there were total of 518 lawsuits against us for unpaid rent by the lease-back owners and for the failure to buy-back property from the current owners of properties that exercised their options. Total claims amounted to $23,456,741 (RMB 161,330,771). Those claims were brought by owners of certain properties. For certain properties, the Company granted the owners an option to request the Company to buy back the properties from the owners. Some claims are brought by owners when the Company has failed to buy back the properties when such owners exercise the buy-back option. For certain properties, the Company leases back from the owners and rents to others. The Company has failed to pay the rent under those leases-backs and some owners have brought claims against the Company. As of December 31, 2018, the Management estimated that current recorded property financing agreements payable in the amount of $79,904,620, buy-back payables of $4,186,382, lease-back liabilities payable of $612,125 and expired lease payables of $5,456,883, plus accrued liability for litigation of $4,800,348, totaling $94,960,358, approximated the total due. Should the actual liabilities from these lawsuits exceed the amounts accrued, the Company will have to accrue the additional estimated liabilities. As of December 31, 2018, the Company accrued $4,800,348 for possible additional litigation charges.

Our Business

VCM is a Nevada corporation that operates through its subsidiaries VCI and Sino Pride to control two joint ventures formed under the laws of the PRC. DVPD is a joint venture formed under the laws of the PRC (80% equity interest owned by Sino Pride). DVBM is a joint venture formed under the laws of PRC. DVBM is 95% owned by Sino Pride and 5% owned by DVPD. DVPM is a PRC entity 100% owned by Sino Pride. The Company primarily engages in the business of commercial real estate lease and management with a multi-functional shopping center in Dalian, Liaoning Province of China. DVBM focuses on providing day-to-day management operations of Victory Plaza which is to be renovated pursuant to the Company’s business plan. DVPM is recently formed as a property management company and will play a similar role as DVBM to improve the management of Victory Plaza. DVPD is focused on rental income. The Victory Plaza after renovation is expected to offer multiple services including but not limited to shopping, entertainment, restaurants, and a social and recreation environment.

Industry Overview

China’s retail sector has seen modest growth in recent years. China has become the world’s second largest retail and consumer market after the U.S. since 2014. Total retail sales increased nominally by 9.0% year over year (“YOY”) to reach RMB38.1 trillion (approximately USD$5.76 trillion) in 2018. In real terms, retail sales of consumer goods increased by 6.9%. The consumer confidence index gradually picked up towards the end of 2016, indicating that the consumption atmosphere in China remained positive. Middle-class consumers in China, particularly the millennials, are becoming increasingly influential in the retail sector. It is estimated that more than 75% of China’s urban consumers will earn between RMB60,000 (approximately USD$8,642) and RMB229,000 (approximately USD$32,983) per year by 2022. Total sales of the Top 100 retail chain operations (Top 100s) in 2015 were RMB2.1 trillion (approximately USD$0.3 trillion), up 4.3% YOY. The total sales of the Top 100 increased at the slowest pace since 2007, and the growth rate was slower than for national total retail sales of consumer goods over five consecutive years. Having said that, the performance of individual enterprises varied, those who can better adjust to the current environment and can cope with the changing consumer needs as well as increasing competition from online retailer’s demonstrated better results. Meanwhile, domestic retailers in the Top 100 outperformed foreign players.1

Rise of the “New Retail” Regime

The term “New Retail” has been a buzz phrase in China’s retail sector in recent years. Many retailers – especially traditional ones with large physical stores – have tried hard to adapt to the new online reality by reinventing and transforming their business models and formats. Another significant development under the “New Retail” regime is for more retailers to leverage the Internet and advanced technologies such as Virtual Reality and Augmented Reality to offer experience- and lifestyle-driven opportunities. Physical stores are no longer just places for selling goods but also venues providing a combination of artistic, cultural, social and entertainment elements. Moreover, the deployment of online-to-offline (O2O) business strategies by retailers to enhance the shopping experience is also a key development.

Local Market Overview Market

Dalian City

Dalian is a major city and seaport in the south of Liaoning Province, China. It is the southernmost city of Northeast China and at the tip of the Liaodong Peninsula. Dalian is the province’s second largest city and has sub-provincial administrative status. Dalian, a financial, shipping and logistics center for Northeast Asia, was named China’s most livable city by China Daily in 2006. Touted as a gateway to Northeast China, the coastal city in southern Liaoning province is at the heart of the central government’s agenda to revitalize the region. Dalian is a mature seaport city and is now considered as a transitional “Tier 1.5” city as it has been among the quickest to prosper and develop, regionally. Dalian enjoys a higher disposable income per capita than all three of China’s north-eastern provincial capitals. The relatively strong incomes of local residents have helped consumerism and brand recognition take hold in Dalian. Domestic tourism is also a driver of Dalian’s retail market, with 93.98 million visitors from home and abroad for its mountain and water scenery, tourism income amounted to RMB 144 billion in 2018. Overall, the city’s steady development of a modern retail market continues to attract an increasing number of international retailers, with Dalian often chosen as an entry point into the country’s northeast region.2

Dalian is a sub-provincial city of Liaoning Province and is located at the southern tip of Liaodong Peninsula. Situated on the coast of the Huanghai Sea and the Bohai Sea, backed by the hinterland of northeast China and across the sea from the Shandong Peninsula, it is an important economic, trade, port, industrial and tourism city in the eastern costal area of China. There are almost 7 million residents in Dalian. The “Study Report on Livable Cities in China” published by the Chinese Academy of Sciences on June 14, 2016 showed that the livable index of Dalian ranked fourth in 40 cities nationwide. On December 30, 2016, the National Development and Reform Commission and three other departments identified Dalian, as one of the 13 cities, for reform of the private economy in northeast China. Meanwhile, Dalian is the permanent host city of summer Davos of the World Economic Forum (WEF).3

Dalian Shopping Districts (“Qingniwa”)

The primary retail area, Qingniwa, is the traditional heart of the city, having witnessed the emergence of the city’ s first department store (Mackay Mall) and the first large shopping mall (New Mart Shopping Plaza). The area is now home to many department stores of various sizes, large shopping malls as well as street stores with most retail centers owned by a local developer called Dashang Group.

Qingniwa is the birthplace of Dalian city, and also the place of origin of Dalian’s commerce. It is located in the Zhongshan District, near the Dalian Railway Station. The transportation is convenient with over 30 bus stops and the Metro Line 2 and future Metro Line 5 crossing here. The Victory Plaza is one of the most important projects in the Qingniwa business district. The opening of Victory Plaza in Qingniwa district will renovate the aged business street of Qingniwa into a new core commercial area filled with fashionable and energetic young customers and business people.

As a mature center of middle and high-end retailers, Qingniwa business district also witnessed the emergence of entry luxury brands. The Parkland Mall is popular here, and the Dashang Group, the largest retailer in northeastern China also operates several successful projects here, with department stores still remain as the predominant retail format. In addition, the pedestrian Mall is the highlight of this business district. This retail-orientated market has a large flow of people with very convenient traffic conditions.

1 Source link: https://baijiahao.baidu.com/s?id=1623236185465289388&wfr=spider&for=pc

2 Source link: https://baijiahao.baidu.com/s?id=1628116591747357245&wfr=spider&for=pc

3 Source link: https://www.joneslanglasalle.com.cn/China/en-gb/Documents/an-overview-of-30-retail-locations-in-China.pdf

Here are gathered a variety of large-scale department stores, shopping malls, brand chains and franchise stores covering catering, shopping, entertainment, leisure and business and other functions. There are middle and high-end large-scale restaurants, all kinds of branded and characteristic Chinese and Western restaurants, coffee shops, fitness center, CGV cinema and other movie theaters, NEW-MART supermarket, Gome and Suning appliance flagship store, which can fully meet various needs of consumers.

Our unique location

Victory Plaza, opened in 1998 as an underground traditional retail shopping center, has built a solid customer base. Victory Plaza is located at the intersection of the commercial center and traffic center of Dalian City. It relies on the railway station to the north, joins Tianjin Street (traditional pedestrian commercial street) to the east, and directly connects the Qingniwa business district (Dalian municipal level shopping district) in the southwest. It is surrounded by 52 bus routes and is connected directly to the Metro Line 2 and Line 5, with unique four-sided positive advantages. The Qingniwa business district where the project belongs to is the most important traditional core business district in Dalian. It is crowded with cars and people, a place attractive for merchants; meanwhile, it is surrounded by large supermarkets, star hotels and famous flagship stores, strived for by well-known brands.

Due to its excellent geographical location and special passageway function, Victory Plaza is a commercial project with the biggest passenger flow volume in Dalian. The surrounding Qingniwa business district is the most prosperous area in Dalian. Meanwhile, it is close to the Dalian Railway Station, with 54 bus stations within 1 km of the surrounding area, and 2 metro lines intersecting here. The daily passenger flow volume exceeds 500,000 within 1 km, serving as a significant reason for the development of the project.

Our Business Plan and Strategy:

Developing a Multifunctional Victory Plaza catering to the millennial

We intend to develop a Victory Plaza capable of offering millennials unique experiences. The millennial generation is generally more educated, technologically advanced than the previous generations. Given that tech-savvy millennials have a natural preference for online shopping, a shopping center needs to create an emotional connection to get them away from their cellphones and computers. Our strategy is to present millennials multi-dimensional experiences covering a variety of topics attracting their interests such as fitness, food, fashion, beauty, entertainment and parenting. Our goal is to convert a simple shopping trip into an exciting adventure. We are constantly conducting market analysis to identify millennials’ primary interests and modifying our business plans accordingly.

Committed to Providing a “New Retail” Experience to Align with the Future of Shopping

As ecommerce becomes an irreversible trend that takes a heavy toll on traditional retailers, the solution for both Chinese and Western retailers is innovation. We are committed to develop an integrated omni-channel model that capitalizes on online and offline strengths, delivers a seamless and compelling customer experience, and increases efficiency in inventory management, product selection, and logistics. In this digital world, the distinction between online and offline commerce gradually becomes a blur, and the way the consumer thinks and behaves across all channels determine the way the merchant runs its business. We intend to focus on engaging the customer through personalized content and develop capabilities across marketing, innovation, and logistics to adapt to ever-evolving customer needs.

Improving the Business Mix by Attracting Appropriate New Tenants

Although DVPD will not face vacancy problems, it is important to be pro-active about the future and consider possible businesses that would assist in achieving our vision for DVPD. We intend to strengthen Victory Plaza’s business mix by attracting more cafes providing breakfast and lunch, more local food shops specializing in traditional Dalian Cuisine and juice bars, more variety in take-away food shops including chain stores, a fitness center and a karaoke lounge. We intend to establish a pro-active process to attract these types of new businesses into our Victory Plaza to remain attractive to local residents and tourists. In some circumstance, we will directly approach the desired new types of businesses (e.g., good businesses in other shopping centers particularly those looking to expand; new businesses looking to establish in Dalian) present them with our business plan, and encourage them to look at DVPD and be ready to take up any vacant premise or be part of any new development.

Aim to attract local consumers and tourists.

We target to attract, after the Renovation, stylish youth, white-collar workers, office staffs in surrounding office buildings, enterprise workers, students and freelance workers, as well as tourists, local residents and Dalian citizens. The resident population of Dalian is nearly 7 million, the young and middle-aged dominated migrant population is over 1 million. As a tourist city, Dalian received a total of 77.38 million tourists in 2016, an increase of 11.74% over the same period in 2015. The total tourism revenue reached to 113.5 billion yuan, up by 12.5%. During the peak tourist season of each year (from June to October), domestic and overseas customers visit this place for shopping, dining and relaxation.4

Ownership of Retail Shops:

As stated previously, Victory Plaza is approximately 137,500 square meters (1,480,038 square feet), which is owned and occupied by various retailers (See, “Description of Property – Rental Property”). The ownership of each retailer’s space falls into one of the four following categories:

4 Source link: http://www.sohu.com/a/124353280_114731

Group(1)	Level of Ownership of Retail Space	Percentage of Victory Plaza
A	Owned by DVPD	16%, or 22,371 square meters (240,799 square feet)

B	Sold properties with buy-back options or return is in process without paying off	9%, or 12,082 square meters (130,049 square feet)

C(2)	Properties with buy-back options transferred to SML in 2017 and 2018(3)	6% or 8,013 square meters (86,251 square feet)

D	Sold properties without buy-back options	69%, or 95,088 square meters (1,023,519 square feet)

(1)	The categories are broken down for disclosure purposes; the Company does not maintain a similar alphabetical labelling system on its books.

(2)	In the filing of Form S-1/A dated February 12, 2019, the Company had a C-2 property group category, “Third party has title acquired from previous owner”. The purchase and sale transactions between previous owner and new owner - “third party” will not remove the burden of the Company to buy back the property per buy-back options. The nature of C-2 group is the same as group B. Therefore, we removed group C-2 and combined it (approximately 1%) with group B in current filing.

(3)	On December 29, 2017, the Company entered and executed the SML Agreement, pursuant to which, SML has bought back certain properties from the owners (See, “Description of Property - SML Agreement”).

Group A represents property that the Company owns 100%. Group B represents property we sold to individual owners with buy-back options which are pending. Group C represents property owned by SML, but the Company is still liable for the buy-back options. Pursuant to the SML Agreement, the Company is obligated to buy back these properties plus accrued interest no later than May 15, 2020. Group D presents property we sold to various individual owners without additional rights attached.

Our Project: Renovation of Victory Plaza

In order to adjust to a New Retail and adapt to today’s consumer demographics, we decided to renovate and upgrade Victory Plaza to become a large-sized multifunctional shopping center, which will differ significantly from a traditional retail shopping center.

We expect that the essential services provided by tenants at Victory Plaza include:

●	Health & Wellness Services,

●	Specialty Retail,

●	Entertainment, Beauty & Other Services,

●	Dining, and

●	Internet café

The Victory Plaza tenants may also focus on:

●	Clothing

●	Fitness

●	Education

●	Movie and Theater

●	Medical and pharmacies

●	Other consumer staples or frequently purchased goods and services.

After the renovation, we believe our tenants will engage in the local community and tend to have customers and clients that drive to the retail center and have an in-person individualized shopping experience that is less likely to be replaced by e-commerce alternatives.

We believe the consumers will continue to focus not only on what they want, but the durable and staple consumer goods that they need to purchase on a recurring basis. Traditional shopping centers typically have a few anchor tenants and rely on foot traffic which has experienced a decline as consumer behavior shifts to more e-commerce alternatives. This shift in consumer behavior and the financial distress of certain retailers that anchor traditional larger shopping malls and the loss of same store sales by some of these retailers have resulted in decreased financial performance and future prospects by many traditional shopping centers. We expect that Victory Plaza, after renovation, will not be anchored by such large or traditional retailers and will have tenants that we expect will be more resilient and attractive to e-commerce alternatives by providing essential services.

The direct renovation cost including the construction, regulatory approval, labor and administration & miscellaneous is estimated at $11.2 million. We will need an additional $83.9 million to buy back the properties that we sold to third parties with the buy-back option in order to conduct our renovation. The total anticipated cost to complete the buy-backs and renovation is approximately $95.1 million.

The current schedule of the renovation is as follows:

Period	Renovation Focus	Cost of direct renovation (USD)	Cost of repurchase (USD)	Total cost (USD)
January –June, 2019	Renovating the “Self-service Vending Experience Area” and “Beauty Care Life Hall” Reconstructing “Culture and Creation Streets”, renovating and upgrading certain areas as “Victory Market”, “Famous Local Food Streets”, “Zhenhua Korean City” and “Shoes Bazaar”, decorating public area, landscaping and signboards, etc.	2.87 million	28.43 million	31.30 million

July-December, 2019	Reconstructing “Theme Restaurant”, “Metropolis Brand”, decorating certain areas and public areas and flipping small shops into big stores.	2.03 million	5.30 million	7.33 million

January –June, 2020	Reconstructing “Children Place”, “Culture & Tourism Street”, “Gentleman’s Hall”, “Sports Hall”, “KTV Bar”, “Crossover Apparel Store”, combining local stores and decorating the passages and signboards, etc.	2.38 million	18.25 million	20.63 million

July-December, 2020	Reconstructing “Culture & Technology Square” and decorating public passages of cross street of each floor.	1.07 million	5.88 million	6.95 million

January - June, 2021	Reconstructing “open square urban park”, phase II of “Culture and Creation Streets” and passages of cross street of each floor, etc.	2.87 million	26.03 million	28.90 million

Total		11.22 million	83.89 million	95.11 million

In addition to the public offering, we plan to raise funds for the renovation as follows: (a) $7.6 million from banks in 2019, (b) $41.4 million from non-bank institutional loans in 2019 (c), $46.1 million from a Chinese government sponsored interest free renovation loan in 2020. If such financing is not available or on terms acceptable to us, the project will be delayed until appropriate financing is available. As a result, the timelines for the Renovation described above are subject to adjustment pending the status of outside financing. Please see risk of “We may not be able to obtain sufficient capital and may be forced to limit the scope of operations” on page 23, risk of “One of our operating subsidiaries has been listed as a “dishonest debtor” by PRC courts due to the litigation filed against us. Until such subsidiary has been cleared by PRC courts, that designation may materially adversely affect our ability to obtain financings, thus affecting our renovation plan” on page 23 and “Liquidity and Capital Resources” on page 39 for more details.

As of the date hereof, we have obtained a construction license and fire department permit and completed the renovation of certain public areas and commenced renovation for some individual units. As the date hereof, we have not obtained any loans to be used for direct renovation.

Our Rental Income and Income from Common Area Management:

Victory Plaza currently has approximately 3,100 rental units. Among these rental properties, the Company owns approximately 500 units and 2,600 units were sold. The Company will lease back some of these sold properties at the owner’s will and rent out to tenants. As of December 31, 2018, and 2017, the Company had 8 and 23 lease-back units, respectively. Our rent income was approximately $3.8 and $3.3 million for the years ended December 31, 2018 and 2017, respectively. We believe the renovation should attract more tenants, which will increase our rental income accordingly.

We currently provide common area management services to all tenants leasing properties we own or occupying the property we do not own and shop owners that we sold the property to with or without a buy-back option. Common area management services include utilities, security, cleaning, fire service, landscaping, public facilities maintenance and other traditional services provided by a property management office. Our management income was approximately $5.7 and $5.0 million for the year ended December 31, 2018 and 2017, respectively.

The following is a charge table of management fee.

Property location and class	RMB / per square foot	US $ / per square foot
Most popular location with highest footprints	110	16
second popular location	119	17
third popular location	137	20
the least popular location	133	19
Exchange rate as of 12/31/2018		6.8778

Electricity is charged under three options: a) meter reading – per actual usage; b) electricity card – pay as you go; c) one-time charge. Due to the price of electricity varying in peak hours plus waste during usage, the electricity price we charge to tenants will be slightly higher than the price we pay to the electrical supplier. Utility expenses collected from tenants directly will offset our utility expenses paid to utility companies. We report the net utility charges as other income.

Victory Plaza, after the renovation, will not be anchored by such large or traditional retailers and will have tenants that we expect to be more resilient and attractive to e-commerce alternatives by providing essential services and experiences. In addition, after the renovation, we intend to expand our services to provide an agency for franchises, training and consultation for shop operation, shop design, agency for shop leases and sales, marking design and broadcast of merchandise, expedited and guaranteed repairs, small credit loans to tenants and owners and other one-to-one concierge-like services. As a result, we expect that our rent income will increase accordingly after the renovation. However, we cannot guarantee that will be the case or we can successfully raise the funds we need to complete the renovation.

Competition

We face intense competition in the Dalian retail industry. Our primary competition comes from ecommerce. China’s retail industry including Dalian is undergoing a major shift as a result of rapidly changing consumer behavior, adoption of technology, the emergence of local competitors and the surge of ecommerce. Retail ecommerce sales in China reached $1.36 trillion in 2018, compared to $1.1 trillion in 2017, an increase of 24% from 2017. Although retail growth is expected to continue in the healthy double digits over the next three years, it is primarily driven by ecommerce. By 2020, retail ecommerce is expected to make up more than 37% of total retail sales in China. In Dalian, we also compete fiercely with local multifunctional shopping centers who offer similar services such as Olympia 66 Plaza, New Mart Shopping Plaza, Galleria Shopping Plaza, and Dalian Friendship Mall.5

Particularly in the Qingniwa District, we compete with Century City Victory Plaza, Pavilion Victory Plaza, New Mart Shopping Plaza, which all aspire to be multifunctional shopping centers and to a certain degree offer similar services to ours. However, we believe we compete favorably with them because of our diverse tenant base, millennial -focused marketing strategy, and experience-oriented shopping services.

Our Competitive Strength:

Experienced Victory Plaza Management Team.

We have a professional team with significant experience in commercial real estate management, particularly in shopping center management. Members of the Company’s team have had work experience with well-known shopping center management companies in different cities.

Preferred Shopping Destination

Strategically located in Dalian’s most important financial district “Qingniwa”, also known as Dalian’s premier shopping, dining, and entertainment destination, our Victory Plaza had no problem of attracting a large volume of consumers in the past. It has easy access to public transportation and is within walking distance to Dalian’s central train station. Qingniwa is also a popular destination for both domestic and international tourists, which creates the potential for Victory Plaza to become a tourist landmark.

No Shortage of Tenants

We expect to attract more tenants after renovation. For years we have maintained a strong relationship with our existing tenants and continue to attract new tenants that are nationally recognized corporations or professional services providers alike.

Government Regulation

In addition to U.S. securities laws, banking laws and laws applicable to all companies, such as The Foreign Corrupt Practices Act, as a China-based entity, we are subject to various Chinese regulations. This section sets forth a summary of the most significant China regulations or requirements that may affect our business activities operated in China or our shareholders’ right to receive dividends and other distributions of profits from the PRC subsidiaries.

Regulations Regarding Foreign Investment

Investment activities in the PRC by foreign investors are principally governed by the Guidance Catalogue of Industries for Foreign Investment, or the Catalogue, which was promulgated and is amended from time to time by the Ministry of Commerce and the National Development and Reform Commission. Industries listed in the Catalogue are divided into three categories: encouraged, restricted and prohibited. The restricted and prohibited categories combined are also called the negative list for foreign investment entry and will be subject to special administrative measures. Industries not listed in the Catalogue are generally deemed as constituting a fourth “permitted” category. Establishment of wholly foreign-owned enterprises is generally allowed in encouraged and permitted industries. Some restricted industries are limited to equity or contractual joint ventures, while in some cases Chinese partners are required to hold the majority interests in such joint ventures. Foreign investors are not allowed to invest in industries in the prohibited category. Industries not listed in the Catalogue are generally open to foreign investment unless specifically restricted by other PRC regulations.

Regulations Regarding Sino-foreign Cooperative Joint Ventures

Sino-foreign cooperative joint ventures are mainly governed by the Sino-foreign Cooperative Joint Ventures Law of the PRC promulgated by the PRC National People’s Congress on 13 April 1988 and amended on 31 October 2000, September 3, 2016, November 7, 2016 and November 4, 2017 and the Implementation Rules of the Sino-foreign Cooperative Joint Ventures Law of the PRC promulgated by the Ministry of Foreign Trade and Economic Cooperation, the predecessor of the Ministry of Commerce, on 4 September 1995 and amended on February 19, 2014 and March 1, 2017.

The establishment of a Sino-foreign cooperative joint venture

The establishment of a Sino-foreign cooperative joint venture requires the approval of the Ministry of Commerce or such departments and local governments as authorized by the State Council with certain requisite documents to be submitted for approvals before October 1, 2016. On September 3, 2016, National People’s Congress Standing Committee adopted a decision on amending the relevant laws in relation to foreign invested companies, which took effect on October 1, 2016. Upon the effectiveness of the decision, the establishment of the foreign invested enterprise (including the Sino-foreign cooperative joint venture) and its subsequent changes are required to file with relevant commerce authorities instead of obtaining approvals from relevant commerce authorities, except for the foreign invested enterprises which are subject to special administrative measures regarding foreign investment entry in the PRC.

Prior to filing with relevant commerce authorities or within 30 days upon filing with relevant commerce authorities, the applicant is required to apply to the State Administration for Industry & Commerce or its local branches for the issue of a business license. A Sino-foreign cooperative joint venture is formally established on the date its business license is issued.

5 Source link: http://finance.sina.com.cn/roll/2019-02-21/doc-ihqfskcp7297699.shtml; Source link: http://www.100ec.cn/zt/17wlls/)

Profits and losses of Sino-foreign cooperative joint ventures may be distributed to and shared by the joint venture partners in such manner as those partners may agree to. A Sino-foreign cooperative joint venture should set aside a portion of its profits after tax as certain reserve funds.

Management

The highest authority of a Sino-foreign cooperative joint venture is vested in its board of directors or joint management committee, which shall decide on all important matters of the joint venture. The powers and functions of the board of directors or joint management committee are generally governed by the provisions of the joint venture contract and the articles of association of the joint venture. Meetings of the board of directors or joint management committee are required to be held at least once every year. A number of specified important matters are to be decided upon unanimously by the directors present or the committee members present at a meeting, such as amending articles of association, change in registered capital, dissolution, mortgage of assets of the joint venture, merger, division or change in organization structure, and other matters required to be decided unanimously as agreed by the joint venture partners. The board of directors or joint management committee should appoint a general manager in charge of the daily operation and management of the joint venture.

Termination

A Sino-foreign cooperative joint venture may be dissolved in the following situations:

(1)	where its term of joint venture has expired;

(2)	where the joint venture suffers heavy losses or suffers from serious damages incurred by force majeure, and is unable to continue operations;

(3)	where one or many of the joint venture partners fail(s) to fulfil the obligations prescribed by the joint venture contract or articles of association, and the joint venture is unable to continue its operation;

(4)	where other reasons for dissolution prescribed by the joint venture contract and articles of association occur; or

(5)	where the joint venture was shut down by the relevant authorities due to its violation of laws or regulations.

In any of the circumstances described in (2) and (4) above, the board of directors or joint management committee shall submit an application for dissolution to the relevant commerce authorities for approval or filing, depending on whether the Sino-foreign cooperative joint venture is subject to special administrative measures regarding foreign investment entry in the PRC. In the circumstances described in (3) above, the party that has performed its obligations as stipulated in the joint venture contract shall make such application, and the party or parties that failed to fulfill the obligations stipulated in the joint venture contract or articles of association shall be liable for the losses thus caused.

Before the expiration of the joint venture term, the board of directors or joint management committee of a cooperative joint venture may decide to dissolve the joint venture upon unanimous approval by the directors present or the committee members present at the meeting held to approve this and the assets and properties of the cooperative joint venture shall be distributed between the joint venture partners according to the stipulations of the joint venture contract.

Regulations Regarding the Land and Property System of the PRC

The Land system

All land in the PRC is either state-owned or collectively-owned, depending on the location of the land. All land in the urban areas in a city or town is state-owned, and all land in the rural areas of a city or town and all rural land are, unless otherwise specified by law, collectively-owned. The State has the right to retake possession of the land in accordance with law if required for the benefit of the public. Although all land in the PRC is owned by the State or by collectives, private individuals, enterprises and other organizations are permitted to hold and develop land for which they are granted land use rights.

Under the Provisional Regulations of the PRC Concerning the Grant and Assignment of the Right to Use State-owned Land in Urban Areas (the “Urban Land Regulations”) promulgated in May 1990, local governments at or above county level have the power to grant land use rights for specific purposes and for a definite period to a land user pursuant to a contract for the grant of land use rights upon payment of a grant premium. Under the Urban Land Regulations, there are different maximum periods of grant for different uses of land. They are generally as follows:

Use of land	Maximum period
(in years)
Commercial, tourism, entertainment	40

Residential	70

Industrial	50

Others	50

Under the Urban Land Regulations, all local and foreign enterprises are permitted to acquire land use rights unless the law provides otherwise. A land use right terminates upon the expiration of the term of the grant specified in the land grant contract and the resumption of that right. Upon expiry, the land use rights and ownership of the related buildings erected thereon, and other attachments shall be resumed by the State without compensation. The land user will take steps to surrender the land use rights certificate and cancel the registration of the certificate in accordance with relevant regulations. A land user may apply for renewal of the land use rights and, if the application is granted, the land user is required to enter into a new land grant contract, pay a premium and effect appropriate registration for the renewed right.

The State may not retake possession of lawfully granted land use rights prior to expiration of the term of grant. If public interest requires the resumption of possession by the State under special circumstances during the term of grant, compensation must be paid by the State. A land user may lawfully assign, mortgage or lease its land use rights to a third party for the remainder of the term of grant.

Upon expiration of the term of grant, renewal is possible subject to the execution of a new contract for the grant of land use rights and payment of a premium. If the term of the grant is not renewed, the land use rights and ownership of any buildings thereon will revert to the State without compensation.

The National People’s Congress adopted the PRC Property Rights Law in March 2007, which became effective on 1 October 2007. According to the Property Rights Law, when the term of the right to use construction land for residential (but not other) property purposes expires, it will be renewed automatically.

Real Estate Registration

On November 24, 2014, the State Council promulgated the Interim Regulations on Real Estate

Registration, effective from March 1, 2015, which provides for the following, among others:

i) the competent department of land and resources under the State Council shall be responsible for guiding and supervising the real estate registration of the State. The local government at or above the county level shall designate a department as the real estate registration authority within its administrative region which shall be subject to the guidance and supervision by the competent real estate registration authority at the higher level;

ii) the real estate authority shall establish a uniform real estate registration book to record the items including, without limitation, the natural condition and ownership conditions of the real estate, and restriction of rights;

iii) the competent department of land and resources under the State Council shall, in coordination with other related departments, establish a uniform management platform for real estate registration information. The information registered by the real estate registration authorities at all levels shall be incorporated into the uniform management platform to ensure the real-time sharing of registration information at the national, provincial, municipal and county levels; and

iv) any right holder or interested party may inquire about or copy the real estate registration materials and the registration authority shall not refuse to provide such information. Units and individuals inquiring about the real estate registration information shall not use such registration information for any other purposes and no such information may be disclosed to the public or others without the consent of the right holder.

The “Implementing Rules of the Interim Regulations on Real Estate Registration”, effective from January 1, 2016, authorizes the real estate registration authority to perform a site inspection following an acceptance of the application for real estate registration and sets out regulations regarding real estate registration information management.

Mortgages

Under the Urban Real Estate Law promulgated in July, 1994, as amended in August 2007, the Guarantee Law of the PRC promulgated in June 1995 and implemented in October 1995, the Measures for Administration of Mortgages of Urban Real Estate promulgated in May 1997, as amended in August 2001, when a mortgage is created on the ownership of a building legally obtained, a mortgage shall be simultaneously created on the land use right of the land on which the property is situated. The mortgager and the mortgagee shall sign a mortgage contract. After a real estate mortgage contract has been signed, the parties to the mortgage shall register the mortgage with the real estate administration authority at the location where the property is situated. If a mortgage is created on the property in respect of which a property ownership certificate has been obtained legally, the registration authority shall make an entry under the “third party rights” item on the original property ownership certificate and then issue a certificate of third-party rights on the property to the mortgagee. If a mortgage is created on the commodity property put up for pre-sale or on works in progress, the registration authority shall record the details on the mortgage contract.

The validity of a mortgage depends on the validity of the mortgage contract, possession of the real estate certificate and/or land use right certificate of the mortgagor and registration of the mortgage with authorities. If the loan in respect of which the mortgage was given is not duly repaid, the mortgagee may sell the property to settle the outstanding amount and return the balance of the proceeds from the sale or auction of the mortgaged property to the mortgagor. If the proceeds from the sale of such property are not sufficient to cover the outstanding amount, the mortgagee may bring proceedings before a competent court or arbitration tribunal (where there is an agreement to recover the amount still outstanding through arbitration) in the PRC.

Leasing

Pursuant to the Law on Administration of Urban Real Estate, when leasing premises, the lessor and lessee are required to enter into a written lease contract, containing such provisions as the leasing term, use of the premises, rental and repair liabilities, and other rights and obligations of both parties. Both lessor and lessee are also required to register the lease with the real estate administration department. If the lessor and lessee fail to go through the registration procedures, both lessor and lessee may be subject to fines.

According to the PRC Contract Law, the lease contract shall be in writing if its term is over six months, and the term of any lease contract shall not exceed twenty years. The lessee may sublease the leased premises to a third party, subject to the consent of the lessor. Where the lessee subleases the premises, the lease contract between the lessee and the lessor remains valid. The lessor is entitled to terminate the lease contract if the lessee subleases the premises without the consent of the lessor. In addition, if the lessor transfers the premises, the lease contract between the lessee and the lessor will still remain valid. When the lessor is to sell the premises under a lease contract, it shall give the lessee a reasonable advance notice before the sale, and the lessee has the priority to buy such premises on equal conditions.

Pursuant to the PRC Property Law, if a mortgagor leases the mortgaged property before the mortgage contract is executed, the previously established leasehold interest will not be affected by the subsequent mortgage; and where a mortgagor leases the mortgaged property after the creation and registration of the mortgage interest, the leasehold interest will be subordinated to the registered mortgage.

Transfer of Real Estate

According to the Urban Real Estate Law and the “Provisions on Administration of Transfer of Urban Real Estate” promulgated by the Ministry of Construction, the predecessor of the Ministry of Housing and Urban-rural Development, in August 1995, as amended in August 2001, a property owner may sell, bequeath or otherwise legally transfer the property to another person or legal entity. When a property is transferred, the ownership of the property and the land use rights attached to property are transferred. The parties to a transfer shall enter into a real estate transfer contract in writing and register the transfer with the real estate administration authority having jurisdiction over the location of the property within 90 days of the execution of the transfer contract.

Property Management

According to the Regulation on Property Management enacted by the State Council on 8 June 2003 and enforced on 1 September 2003, as amended on 26 August 2007 and on 6 February 2016, the state implements a qualification scheme system in monitoring the property management enterprises and enterprises engaging in property management shall obtain relevant qualifications from competent authorities. According to the Measures for Administration of Qualifications of Property Service Enterprises enacted by the Ministry of Housing and Urban-Rural Development on 17 March 2004, as amended on 30 October 2007, a property service enterprise shall be classified as either class one, class two or class three. The relevant construction authorities will issue the qualification certificates for property service enterprises according to relevant criteria, including but not limited to, the numbers of relevant technical personnel, the property service experience and the service administration systems of the property service enterprise.

Taxation

PRC Enterprise Income Tax

The PRC Enterprise Income Tax Law, or EIT Law, and its implementation rules provide that from January 1, 2008, a uniform income tax rate of 25% is applied equally to domestic enterprises as well as foreign investment enterprises.

The EIT Law and its implementation rules provide that a withholding tax at the rate of 10% is applicable to dividends and other distributions payable by a PRC resident enterprise to investors who are “non-resident enterprises” (that do not have an establishment or place of business in the PRC, or that have such establishment or place of business but the relevant dividend or other distribution is not effectively connected with the establishment or place of business). However, pursuant to the Arrangement between the Mainland and Hong Kong Special Administrative Region for the Avoidance of Double Taxation and the Prevention of Fiscal Evasion with respect to Taxes on Income effective on December 8, 2006, the withholding tax rate for dividends paid by a PRC resident enterprise is 5% if the Hong Kong enterprise owns at least 25% of the capital of the PRC enterprise; otherwise, the dividend withholding tax rate is 10%. According to the Notice of the PRC State Administration of Taxation on Issues relating to the Administration of the Dividend Provision in Tax Treaties promulgated on February 20, 2009 and effective on the same day, the corporate recipient of dividends distributed by PRC enterprises must satisfy the direct ownership thresholds at all times during the 12 consecutive months preceding the receipt of the dividends. However, if a company is deemed to be a pass-through entity rather than a qualified owner of benefits, it cannot enjoy the favorable tax treatments provided in the tax arrangement. In addition, if transactions or arrangements are deemed by the relevant tax authorities to be entered into mainly for the purpose of enjoying favorable tax treatments under the tax arrangement, such favorable tax treatments may be subject to adjustment by the relevant tax authorities in the future.

Business Tax and Value-added Tax

Pursuant to the Temporary Regulations on Business Tax, which were promulgated by the State Council on December 13, 1993 and effective on January 1, 1994, as amended on November 10, 2008 and effective January 1, 2009, any entity or individual conducting business in a service industry is generally required to pay business tax at the rate of 5% on the revenues generated from providing such services.

In March 2016, the Ministry of Finance and SAT jointly issued the Pilot Program of Replacing Business Tax with Value-Added Tax (“VAT”) in an All-round Manner, or Circular 36, effective from May 2016, according to which PRC tax authorities have started imposing VAT on revenues from various service sectors, including real estate, construction, financial services and insurance, as well as other lifestyle service sectors, replacing the business tax replacing the business tax that co-existed with VAT for over 20 years. The VAT rates applicable to us may be generally higher than the business tax rate we were subject to prior to the implementation of Circular 36. For example, the VAT rate for sale and leasing of self-developed real estate will be increased from 5% (business rate) to 11%. However, VAT rate for leasing of real estate which was owned by the general taxpayer before April 30, 2016, will be reduced to 5%. The PRC Enterprise Income Tax Law, or EIT Law, and its implementation rules provide that from January 1, 2008, a uniform income tax rate of 25% is applied equally to domestic enterprises as well as foreign investment enterprises.

Regulations Regarding Foreign Exchange

The principal regulations governing foreign currency exchange in China are the Foreign Exchange Administration Regulations, which were most recently amended in August 2008. Payments of current transactions, such as profit distributions and trade and service-related foreign exchange transactions, can usually be made in foreign currencies without prior approval from SAFE by complying with certain procedural requirements. By contrast, approval from or registration with appropriate PRC authorities or banks authorized by appropriate PRC authorities is required where RMB capital is to be converted into foreign currency and remitted out of China to pay capital expenses.

SAFE promulgated the Notice of the State Administration of Foreign Exchange on Reforming the Administration of Foreign Exchange Settlement of Capital of Foreign-invested Enterprises (the “Circular 19”), effective on June 1, 2015, in replacement of SAFE Circular 142 (the Circular on the Relevant Operating Issues Concerning the Improvement of the Administration of the Payment and Settlement of Foreign Currency Capital of Foreign-Invested Enterprises. According to Circular 19, the flow and use of the RMB capital converted from foreign currency-denominated registered capital of a foreign-invested company is regulated such that RMB capital may not be used for the issuance of RMB entrusted loans or the repayment of inter-enterprise loans or the repayment of banks loans that have been transferred to a third party. Although Circular 19 allows RMB capital converted from foreign currency-denominated registered capital of a foreign-invested enterprise to be used for equity investments within the PRC, it also reiterates the principle that RMB converted from the foreign currency-denominated capital of a foreign-invested company may not be directly or indirectly used for purposes beyond its business scope. Thus, it is unclear whether SAFE will permit such capital to be used for equity investments in the PRC in actual practice. SAFE promulgated the Notice of the State Administration of Foreign Exchange on Reforming and Standardizing the Foreign Exchange Settlement Management Policy of Capital Account (the “Circular 16”), effective on June 9, 2016, which reiterates some of the rules set forth in Circular 19, but changes the prohibition against using RMB capital converted from foreign currency-denominated registered capital of a foreign-invested company to issue RMB entrusted loans to a prohibition against using such capital to issue loans to non-associated enterprises. Violations of SAFE Circular 19 or Circular 16 could result in administrative penalties.

From 2012, SAFE has promulgated several circulars to substantially amend and simplify the current foreign exchange procedure. Pursuant to these circulars, the opening of various special purpose foreign exchange accounts, the reinvestment of RMB proceeds by foreign investors in the PRC and remittance of foreign exchange profits and dividends by a foreign-invested enterprise to its foreign shareholders no longer require the approval or verification of SAFE. In addition, domestic companies are no longer limited to extend cross-border loans to their offshore subsidiaries but are also allowed to provide loans to their offshore parents and affiliates and multiple capital accounts for the same entity may be opened in different provinces. SAFE also promulgated the Circular on Printing and Distributing the Provisions on Foreign Exchange Administration over Domestic Direct Investment by Foreign Investors and the Supporting Documents in May 2013, which specifies that the administration by SAFE or its local branches over direct investment by foreign investors in the PRC shall be conducted by way of registration and banks shall process foreign exchange business relating to the direct investment in the PRC based on the registration information provided by SAFE and its branches. In February 2015, SAFE promulgated SAFE Circular 13, which took effect on June 1, 2015. SAFE Circular 13 delegates the power to enforce the foreign exchange registration in connection with inbound and outbound direct investments under relevant SAFE rules from local branches of SAFE to banks, thereby further simplifying the foreign exchange registration procedures for inbound and outbound direct investments.

On January 26, 2017, SAFE issued the Notice of State Administration of Foreign Exchange on Improving the Check of Authenticity and Compliance to Further Promote Foreign Exchange Control (the “SAFE Circular 3”), which stipulates several capital control measures with respect to the outbound remittance of profit from domestic entities to offshore entities, including (i) under the principle of genuine transaction, banks shall check board resolutions regarding profit distribution, the original version of tax filing records and audited financial statements; and (ii) domestic entities shall hold income to account for previous years’ losses before remitting the profits. Moreover, pursuant to SAFE Circular 3, domestic entities shall make detailed explanations of the sources of capital and utilization arrangements, and provide board resolutions, contracts and other proof when completing the registration procedures in connection with an outbound investment.

Regulations Regarding Foreign Exchange Registration of Offshore Investments by PRC Entities

SAFE promulgated the Circular on Relevant Issues Relating to Domestic Resident’s Investment and Financing and Roundtrip Investment through Special Purpose Vehicles (the “SAFE Circular 37”) in July 2014 that requires PRC residents or entities to register with SAFE or its local branch in connection with their establishment or control of an offshore entity established for the purpose of overseas investment or financing. In addition, such PRC residents or entities must update their SAFE registrations when the offshore special purpose vehicle undergoes material events relating to any change of basic information (including change of such PRC citizens or residents, name and operation term), increases or decreases in investment amount, transfers or exchanges of shares, or mergers or divisions.

SAFE Circular 37 was issued to replace SAFE Circular 75 (the Notice on Relevant Issues Concerning Foreign Exchange Administration for PRC Residents Engaging in Financing and Roundtrip Investments via Overseas Special Purpose Vehicles. SAFE further enacted the Notice on Further Simplifying and Improving the Foreign Exchange Management Policies for Direct Investment (the “SAFE Circular 13”) effective from June 1, 2015, which allows PRC residents or entities to register with qualified banks in connection with their establishment or control of an offshore entity established for the purpose of overseas investment or financing. However, remedial registration applications made by PRC residents that previously failed to comply with the SAFE Circular 37 continue to fall under the jurisdiction of the relevant local branch of SAFE. In the event that a PRC shareholder holding interests in a special purpose vehicle fails to fulfill the required SAFE registration, the PRC subsidiaries of that special purpose vehicle may be prohibited from distributing profits to the offshore parent and from carrying out subsequent cross-border foreign exchange activities, and the special purpose vehicle may be restricted in its ability to contribute additional capital into its PRC subsidiary. Moreover, failure to comply with the various SAFE registration requirements described above could result in liability under PRC law for evasion of foreign exchange controls.

Residents

Circular on Relevant Issues Concerning Foreign Exchange Control on Domestic Residents’ Offshore Investment and Financing and Roundtrip Investment Through Special Purpose Vehicles, or Circular 37, issued by SAFE and effective in July 4, 2014, regulates foreign exchange matters in relation to the use of special purpose vehicles, or SPVs, by PRC residents or entities to seek offshore investment and financing and conduct round trip investment in China.

Circular 37 and other SAFE rules require PRC residents, including both legal and natural persons, to register with the local banks before making capital contribution to any company outside of China (an “offshore SPV”) with onshore or offshore assets and equity interests legally owned by PRC residents. In addition, any PRC individual resident who is the shareholder of an offshore SPV is required to update its registration with the local banks with respect to that offshore SPV in connection with change of basic information of the offshore SPV such as its company name, business term, the shareholding by individual PRC resident, merger, division and with respect to the individual PRC resident in case of any increase or decrease of capital in the offshore SPV, transfer of shares or swap of shares by the individual PRC resident. Failure to comply with the required SAFE registration and updating requirements described above may result in restrictions being imposed on the foreign exchange activities of the PRC subsidiaries of such offshore SPV, including increasing the registered capital of, payment of dividends and other distributions to, and receiving capital injections from the offshore SPV. Failure to comply with Circular 37 may also subject the relevant PRC residents or the PRC subsidiaries of such offshore SPV to penalties under PRC foreign exchange administration regulations for evasion of applicable foreign exchange restrictions.

Regulation Regarding Labor and Social Insurance

Pursuant to the PRC Labor Law and the PRC Labor Contract Law, employers must execute written labor contracts with full-time employees. All employers must comply with local minimum wage standards. Violations of the PRC Labor Contract Law and the PRC Labor Law may result in the imposition of fines and other administrative and criminal liability in the case of serious violations.

In addition, according to the PRC Social Insurance Law and Administration Measures on Housing Fund, employers like our PRC subsidiaries in China must provide employees with welfare schemes covering pension insurance, unemployment insurance, maternity insurance, work-related injury insurance, medical insurance, and housing funds.

Properties/Facilities

Our corporate headquarters is located at 3rd Floor, 369 Lexington Ave, New York, NY 10017, for which we currently pay rent of $6,200 per month for our lease.

Rental Property

All of our rental properties are located in Victory Plaza, located at Dalian, Liaoning Province, PRC. As previously disclosed, Victory Plaza is approximately 137,500 square meters (1,480,038 square feet), which is owned and occupied by various retailers. We categorize the various ownership status of such rental space into the following four categories:

Group A: rental properties 100% owned by us;

Group B: rental properties that were previously sold to a third-party buyer with a buy-back arrangement, as described below the following table;

Group C: rental properties that were previously sold to a third-party buyer with a buy-back arrangement, which has since been transferred to SML according to the SML Agreement or other third parties; and

Group D: rental properties that were previously sold to a third-party buyer without any buy-back arrangements or rights.

The following charts illustrates the specific number of each group of rental properties as of December 31, 2018.

As of December 31, 2018			% of Total	Square	% of Total Square
Group	Description of Property	Units	Units	Feet	Feet
A	Properties 100% owned	434	14%	240,799	16%
B	Sold properties with buy- back options or return is in process without paying off	493	16%	130,049	9%
C	Properties with buy- back options transferred to SML - 2017 and 2018	319	10%	86,251	6%
D	Properties sold	1,927	60%	1,023,519	69%

Total Properties		3,173	100%	1,480,618	100%

* In the filing of Form S-1/A dated February 12, 2019, the Company had a C-2 property group in the category, “Third party has title acquired from previous owner”. The purchase and sale transactions between the previous owner and the new owner - “third party” will not remove the burden of the Company to buy back the property per buy-back options. The nature of C-2 group is the same as group B. Therefore, we removed group C-2 and combined it (approximately 1%) with group B in current filing.

SML Agreement

On December 29, 2017, the Company executed the SML Agreement (the “Agreement”). Pursuant to the Agreement, SML will negotiate with each individual property owner who exercised their option to request the Company to buy back the property on a case by case basis and pay an agreed price to such owner. SML will subsequently become the owner of the property and the Company has agreed to buy back the property at the initial price under the buy-back option with the previous owner plus annual interest of 8% commencing on January 1, 2018 no later than May 15, 2020. In addition, SML will settle the lease-back payables under the lease-back agreements with each individual property owner and the Company agrees to pay SML the initial amount of rent payable under the lease-back agreement plus annual interest of 8% commencing on January 1, 2018 no later than May 15, 2020. The Agreement helps the Company to temporarily relieve part of the pressure from disputes and expedite the settlements which will help Company to improve its credit and financial position so that the Company can focus on the renovation. However, if the Company fails to carry out the renovation, or the renovation is not successful, the Company may not have enough funds to buy back the properties from SML or pay the lease-back advances owed to SML before May 15, 2020, and the Company may not able to continue its operations or business.

Buy-Back Arrangements

When the Company sold properties in the past, the Company granted certain buyers an option to request the Company to buy back the sold properties at an agreed buy-back price stated in the agreement. These buy-back options vested during a period from 2014 to 2018 for a majority of these transactions. Due to those buy-back arrangements, buyers obtained the legal title of those properties but could require the Company to buy back their properties at their sole discretion.

Lease-back

As part of our business operations, the Company may lease-back properties from the owner and sublease these properties to un-related third party with new lease terms. Sales and lease-backs are two separate business transactions. Lease-backs could happen immediately after the sale of the property or at any time after the sale if the owner of the property wants to do so. A typical lease-back consists of a fixed annual payment amount over the duration of lease period.

Rent Lease

The Company will rent out properties 100% owned by us and the properties leased back (properties not owned by us) to retail store tenants. A typical lease consists of a fixed rent payment amount for the duration of lease period. Normally, an advanced rent payment is required before occupancy.

Collateral of Property

As a part of collateral for a of bank loan, 18,650 square meters (200,747 square feet) of rental properties owned by DVPD were pledged for a long-term bank loan, approximately $60 million (RMB 390 million). The maturity date of bank loan is July 18, 2027. The interest rate will float at 120% of the similar benchmark loan rate published by the People’s Bank of China. The current benchmark rate for a business loan over 5 years is 4.9% per annum adjusted on October 24, 2015. The average interest rates were 5.9% and 5.97% for the year ended December 31, 2018 and 2017, respectively.

On March 24, 2015, DVPD, as collateral for another bank loan used 2,053 square meters (22,098 square feet) of rental properties pledged for a long-term bank loan, approximately $7.7 million (RMB 50 million). The maturity date of bank loan is July 19, 2024. The loan charges a floating rate of interest at 120% of the loan rate published by the People’s Bank of China. The current benchmark rate for a business loan over 5 years is 4.9% per annum adjusted on October 24, 2015. The average interest rates were 5.90% and 5.92% for the year ended December 31, 2018 and 2017, respectively.

On May 18, 2017, totaled 140 square meters (1,507 square feet), owned by the Company as collaterals to help one unrelated individual to acquire a $770,000 (RMB5,000,000) 12 months bank loan. The loan requires interest at 8.568% per annum.

On May 18, 2017, DVPD allowed one of its board members to use 7 units of its rental properties, totaling 138 square meters (1,485 square feet), as collateral to borrow $770,000 (RMB 5,000,000), for one year. The loan requires interest at 8.568% per annum.

On May 18, 2017, DVPD provided 2 units of rental properties, totaling 15 square meters (161 square feet), owned by the Company as collateral to help an employee of DVPD (now a former employee) to acquire a $770,000 (RMB 5,000,000) 12 month bank loan. The loan requires interest at 8.568% per annum.

There was no profit or gain received by for the Company to provide these collaterals. Those loans are now past due as the date of this filing. The Company is exposed to a loss if the individuals are insolvent and fail to repay the bank loans.

Occupancy Rate

Vacancy Rate in Recent 5 Years

In the month of December	Total Available Area for Rent (SQFT)	Total Rented Area (SQFT)	Vacancy (SQFT)	Vacancy (%)
2014	295,684	276,212	19,472	6.59%
2015	263,683	218,507	45,176	17.13%
2016	202,372	170,715	31,657	15.64%
2017	211,758	153,235	58,523	27.64%
2018	192,016	121,509	70,508	36.72%

Average Rent in Recent 5 Years

In the month of December	Average Rent Per Month Per SQFT in US$
2014	$2.67
2015	$2.48
2016	$1.97
2017	$1.83
2018	$2.34

Tenants

The Company received its rental income and management fee income from approximately 700 tenants. Revenue from the top ten tenants accounted for 19.29 % and 24% of total revenue for the year ended December 31, 2018 and 2017, respectively. No individual tenant’s revenue accounts for more than 10% of the total revenue in both years.

Top 10 Tenants in the year ended December 31, 2018

Top 10	Revenue in US$	% of Total Revenue
1	$592,333	5.93%
2	498,587	4.99%
3	273,950	2.74%
4	181,002	1.81%
5	121,122	1.21%
6	90,652	0.91%
7	58,924	0.59%
8	40,794	0.41%
9	37,335	0.37%
10	31,819	0.32%
Total top 10	$1,926,518	19.29%

Total Revenue for the year ended December 31, 2018	$9,989,039

Top 10 Tenants in 2017

Top 10	Revenue in US$	% of Total Revenue
1	$522,346	5.94%
2	456,730	5.19%
3	440,767	5.01%
4	266,260	3.03%
5	166,450	1.89%
6	91,486	1.04%
7	54,671	0.62%
8	48,730	0.55%
9	48,730	0.55%
10	43,165	0.49%
Total top 10	$2,139,335	24.31%

Total Revenue in 2017	$8,796,781

We believe our facilities are sufficient for our business operations.

Employees

As of the filing date hereof, the Company has a total of 259 employees, including our executive officers.

Our employees are not represented by any collective bargaining agreement, and we have never experienced a work stoppage.

We believe we have good relations with our employees.

Off-Balance Sheet Arrangements

Due to lack of effective control and monitoring procedures and processes, DVPD provided certain units of rental properties to one board member of DVPD and two unrelated individuals for their use as collateral to obtain personal loans (See Note 19). These properties are not part of business-related transactions and have no specific business purposes. These loans had a 12-month due date. All of the loans were due on May 16, 2018. As such, these pledged rental properties are at risk of being forced used on due to the individuals’ failure to repay the loans to their lenders. As of December 31, 2018, the Company’s contingent liabilities related to the collateral are as follows:

Lender	Collateral	Amount
Lianfeng Bank	Personal Loans	RMB 5,000,000
Lianfeng Bank	Personal Loans	RMB 5,000,000
Lianfeng Bank	Personal Loans	RMB 5,000,000

Total

Seasonality

The Company does not typically experience seasonal fluctuations in its revenues and results of operations.

ITEM 1A. RISK FACTORS

RISKS RELATING TO OUR BUSINESS

Our independent registered public accounting firm added an emphasis paragraph to its audit report describing an uncertainty related to our ability to continue as a going concern.

Due to our significant accumulated deficit, recurring losses and limited capital resources, our independent registered public accounting firm has issued a report that describes an uncertainty related to our ability to continue as a going concern. The auditors’ report discloses that we had a net loss of $4,748,769 and $6,992,506 for the years ended December 31, 2018 and 2017, respectively; an accumulated deficit of $194,188,636 at December 31, 2018 and net cash used in operations of $1,787,675 for the year ended December 31, 2018. Additionally, total revenues for the year ended December 31, 2018 increase by approximately 14% as compared to the total revenue for the year ended December 31, 2017. As of December 31, 2018, to our knowledge, there were total of 518 litigations against us for unpaid rent from lease-back owners and for the past due of buy-back property from current owners of properties. Total claims amounted approximately $23,456,741 (RMB 161,330,771). These conditions raise substantial doubt about our ability to continue as a going concern and may make it difficult for us to raise capital and make our securities an unattractive investment for potential investors. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. We may be unable to continue operations if we cannot generate revenues in excess of our expenses.

Majority of our business, assets and operations are located in the People’s Republic of China.

The majority of our business, assets and operations are located in the People’s Republic of China. The economy of the PRC differs from the economies of most developed countries in many aspects. The economy of the PRC has been transitioning from a planned economy to a market-oriented economy. Although in recent years the PRC’s government has implemented measures emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets and the establishment of sound corporate governance in business enterprises, a substantial portion of productive assets in the PRC is still owned by the PRC’s government. In addition, the PRC’s government continues to play a significant role in regulating industry by imposing industrial policies. The PRC’s government exercises significant control over the PRC’s economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies. Some of these measures benefit the overall economy of the PRC but may have a negative effect on us.

Actions of government or change of policies may adversely affect our business, financial condition and results of operations.

We are at risk from significant and rapid change in the legal systems, regulatory controls, and practices in areas in which we operate. These affect a wide range of areas including the real estate development approval system, employment practices, financing and sale of the buildings; our property rights; data protection; environment, health and safety issues; macro-economic policies and accounting, taxation and stock exchange regulation. Accordingly, changes to, or violation of, these systems, controls or practices could increase costs and have material and adverse impact on the reputation, performance and financial condition of our development and operations.

We may not be able to obtain sufficient capital and may be forced to limit the scope of our operations.

We have sustained recurring losses and experienced negative cash flow from operations in recent years. As of December 31, 2018, and 2017, we had generated cumulative losses of approximately $194,188,636 and $190,411,237, respectively; and we expect to continue to incur losses until completion of our renovation plan. We believe that our existing cash resources will not be sufficient to sustain operations during the next twelve months. We need to generate revenue and raise funding in order to sustain our operations and continue to implement our business plan. If adequate additional financing is not available on reasonable terms, we may not be able to undertake the renovation or continue to develop and expand the services of our Victory Plaza, which may as a result impact our cash flow and we would have to modify our renovation plan accordingly. There is no assurance that additional financing will be available to us if at all. As explained below, DVPD has been listed as a “dishonest debtor” by the courts and such designation may negatively impact our ability to obtain additional financing.

In connection with our growth strategies, we may experience increased capital needs and accordingly, we may not have sufficient capital to fund our future operations without additional capital investments. Our capital needs will depend on numerous factors, including (i) our profitability; (ii) the development projects undertaken by our competitors; and (iii) the level of our investment in operations and our renovation. We cannot assure you that we will be able to obtain capital in the future to meet our needs.

If we cannot obtain additional funding, we may be required to: (i) modify our renovation plan, or in the worst case, abandon the renovation plan; (ii) limit our operations and expansion; (iii) limit our marketing efforts; and (iv) decrease or eliminate capital expenditures. Such reductions could have a materially adverse effect on our business and our ability to complete the renovation.

Even if we do find a source of additional capital, we may not be able to negotiate terms and conditions for receiving such additional capital that are favorable to us. Any future capital investments could dilute or otherwise materially and adversely affect the holdings or rights of our existing shareholders. In addition, new equity or convertible debt securities issued by us to obtain financing could have rights, preferences and privileges senior to our Common Stock. We cannot give you any assurances that any additional financing will be available to us, or if available, will be on terms favorable to us.

We derive the majority of our revenues from the real estate rental and related management business in the PRC and any downturn in the Chinese economy could have a material adverse effect on our business and financial condition.

The majority of our revenues are expected to be generated from rentals and management fee of our Victory Plaza in the PRC and we anticipate that revenues from such rentals and management fees will continue to represent the substantial portion of our total revenues in the near future. Our revenues can also be affected by changes in the general economy. Our success is influenced by a number of economic factors which affect retail business and commercial real estate, such as employment levels, business conditions, interest rates and taxation rates. Adverse changes in these economic factors, among others, may restrict consumer spending, thereby negatively affecting our profitability.

We are subject to extensive government regulation that could cause us to incur significant liabilities or restrict our business activities.

Regulatory requirements could cause us to incur significant liabilities and operating expenses and could restrict our business activities. We are subject to statutes and rules regulating, among other things, property management, fire safety in public places, certain developmental matters, building and site design, and matters concerning the protection of health and the environment. Our operating expenses may be increased by governmental regulations, such as fees and taxes that may be imposed. Any delay or refusal from government agencies to grant us necessary licenses, permits, and approvals could have an adverse effect on our operations, particularly, our renovation.

We may be unable to compete effectively in the local shopping center and retail industry.

The Dalian local retail industry is fragmented and intensely competitive. We compete with several reputable multifunctional local shopping centers on the basis of price, variety of services, perceived value, customer service, atmosphere, location and overall shopping experience. We also compete with other restaurants and retail establishments for qualified franchisees, site locations and employees to work in a shopping center.

Many of our competitors have significantly greater financial and other resources than we do. Many of our competitors also have greater influence over their respective retail systems than we do because of their significantly higher percentage of company-owned shopping centers and/or ownership of franchise real estate, giving them a greater ability to implement operational initiatives and business strategies. Some of our competitors are local shopping centers that, in some cases, have a loyal customer base and strong brand recognition because of its long history. As our competitors expand their operations and as new competitors enter the industry, we expect competition to be more intensive. Increased competition could result in price reductions, decreases in profitability and loss of market share by us. In the event we are unable to compete effectively against other local competitors, our business, financial condition and results of operations could be materially and adversely affected.

A majority of our leases will expire within one year, and we may be unable to renew these leases or find new tenants on a timely basis, or at all.

A majority of the lease agreements with our tenants have a term of one year. As a result, we experience lease cycles in which a significant number of tenancies expire each year. These relatively short lease cycles expose us to rental market fluctuations. We may not be able to renew the lease agreements or find new tenants at rates equal to or higher than those of the expiring leases, or to find replacement tenants in time so as to minimize periods between leases. If the rental price for our underground shopping center decreases, or our existing tenants do not renew their lease agreements, or we are unable to find replacement tenants in time after the expiration of existing tenancies, our business, financial condition, results of operations and prospects could be materially and adversely affected.

Short term rental leases as of December 31, 2016, 2017 and 2018 are listed as follows:

As of	Number of leases	Leased area in square feet	Rent income in US$	% of total rent income
December 31, 2016	608	145,259	2,223,955	57%
December 31, 2017	454	144,882	2,080,117	54%
December 31, 2018	493	72,390	1,887,317	55%

As of December 31, 2018, the Company has 528 leases outstanding. Among those current outstanding leases, 424 leases will expire in one year. Those leases are approximately 86,586 square feet in rental space and represent annual rental income of approximately $960,697.

Defaulting on bank loans could have a material adverse effect on our results of operations

As of December 31, 2018, we had a total of $66,854,331 outstanding loans payable to Harbin Bank. The agreement with Harbin Bank contains certain protective contractual provisions that limit our activities in order to protect the bank. The risk of default may increase in the event of an economic downturn or due to our failure to successfully execute our business plan. We have entered into guarantee or security agreements with the bank in connection with the bank loans, pursuant to which we have guaranteed or provided security including property mortgages, pledge of accounts receivable (including property management fees and rentals) and 80% equity interest of DVPD held by Sino Pride was pledged for all liabilities under the bank loans, as applicable. Defaulting on our bank loans could result in loss of our collateralized assets and cause a material adverse effect on our results of operations.

Our operating companies must comply with environmental protection laws that could adversely affect our profitability.

We are required to comply with the environmental protection laws and regulations promulgated by the national and local governments of the PRC. Some of these regulations govern the level of fees payable to government entities providing environmental protection services and the prescribed standards relating to construction. During the renovation and daily operation of our Victory Plaza, waste is unavoidably generated. If we fail to comply with any of the environmental laws and regulations of the PRC, depending on the type and severity of the violation, we may be subject to, among other things, warnings from relevant authorities, imposition of fines, specific performance and/or criminal liability, forfeiture of profits made, or an order to close down our business operations and suspension of relevant permits. As of the date of reporting, the Company has no violation or noncompliance with the environment rules of China.

The operating histories of our operating companies may not serve as an adequate basis to judge our future prospects and results of operations.

The operating histories of DVPD and DVBM may not provide a meaningful basis for evaluating our business as we plan to renovate the Victory Plaza into a multifunctional shopping plaza to attract a more diversified group of customers. We cannot guarantee that we can achieve profitability or that we will have net profit in the future. We will encounter risks and difficulties that companies who substantially adjust or expand their business frequently experience, including the potential failure to:

●	Obtain sufficient working capital to support our operation and renovation;

●	Manage our expanding operations and continue to meet customers’ demands;

●	Maintain adequate control of our expenses allowing us to realize anticipated income growth;

●	Implement, adapt and modify our business strategies as needed;

●	Anticipate and adapt to changing conditions in the commercial real estate rental and management industry resulting from changes in government regulations, mergers and acquisitions involving our competitors, technological developments and other significant competitive and market dynamics.

If we are not successful in addressing any or all of the foregoing risks, our business may be materially and adversely affected.

Our failure to effectively manage growth may cause a disruption of our operations resulting in the failure to generate revenue at the levels we expect.

In order to maximize potential growth in our current and potential markets, we believe that we must be able to attract new renters and customers to use the services provided by our shopping center to ensure the sustainable development capability of the Company and to maintain our operations. This strategy may place a significant strain on our management and our operational, accounting, and information systems. We expect that we will need to continue to improve our financial controls, operating procedures, and management information systems. We will also need to effectively train, motivate, and manage our employees. Our failure to effectively manage our operations could prevent us from generating the revenues we expect and therefore have a material adverse effect on the results of our operations.

We may need additional employees to meet our operational needs.

Our future success also depends upon our ability to attract and retain highly qualified personnel. We may need to hire additional managers and employees with industry experience from time to time, and our success will be highly dependent on our ability to attract and retain skilled management personnel and other employees. There can be no assurance that we will be able to attract or retain highly qualified personnel. Competition for skilled personnel in the commercial real estate industries is significant. This competition may make it more difficult and expensive to attract, hire and retain qualified managers and employees.

We will incur significant costs as a public company in the United States.

We will incur significant costs associated with our public company reporting requirements, costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley act of 2002 and other rules implemented by the SEC. We expect all of these applicable rules and regulations to significantly increase our legal and financial compliance costs and to make some activities more time consuming and costly. We also expect that these applicable rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract or retain qualified individuals to serve on our board of directors or as executive officers. We cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

Our certificates, permits, and licenses related to our operations are subject to governmental control and renewal, and failure to obtain or renew such certificates, permits, and licenses will cause all or part of our operations to be terminated.

Our operations require licenses, permits and, in some cases, renewals of these licenses and permits from various governmental authorities in the PRC. Our ability to obtain, maintain, or renew such licenses and permits on acceptable terms is subject to change, as are, among other things, the regulations and policies of applicable governmental authorities.

If our qualification certificate of property management enterprise or our land use rights certificates are revoked or suspended or we are unable to renew the permits for any reason, we cannot assure you that our business operations will not be stopped and, accordingly, our financial performance would be adversely affected.

Our shopping center may be affected by fire or natural calamities. Our operations are also subject to the risk of power outages, equipment failures or labor disturbances and other business interruptions. We have limited insurance coverage and do not carry any business interruption insurance.

Our Shopping Center is currently underground. A fire, floods or other natural calamities may result in significant damage to our shopping center. Our operations are subject to risks of various business interruptions, including power outages, equipment failures or disturbances from labor unrest. If we are unable to obtain timely replacements of damaged equipment, or if we are unable to find an acceptable contractor in the event our shopping center is damaged by a catastrophic event, then major disruptions to our operations would result, which would have significant adverse effect on our financial results. Our property insurance may not be sufficient to cover damages to our Shopping Center, and we do not carry any business interruption insurance covering lost profits as a result of the disruption to our operations.

We are subject to certain risks related to litigation filed by or against us, and adverse results may harm our business and operations.

We are currently involved in, and may in the future be subject to, claims, suits, government investigations, and proceedings arising from our business. As of December 31, 2018, to our knowledge, there were total of 518 lawsuits against us for unpaid rent by the lease-back owners and for the past due buy-back of property from current owners of the properties. Total claims amounted to $23,456,741 (RMB 161,330,771). Historically, when DVPD sold property, it granted a buy-back option to certain purchasers pursuant to which, they could request DVPD to buy back their properties at the original purchase prices during certain time frames. DVPD also leased back certain sold units and then sub-leased to third parties. These lawsuits are caused by our failure to buy back the properties when required to or our failure to pay rents for certain lease-back units. Subsequently, certain units owned by DVPD have been frozen from transfer or disposition by the courts. DVPD has been restricted from free transfer, deposition, pledge of its 5% equity interest in DVBM from March 2, 2017 to March 1, 2019. The 5% equity interest in DVBM is still restricted currently. In addition, DVPD has been listed as a “dishonest debtor” by the PRC courts. Once listed as a dishonest debtor, DVPD may be imposed with certain restrictions in connection with the commercial loans at the banks’ discretion; purchase or transfer of properties and land use rights; and renovation, upgrade or renovation of properties. In addition, the bank accounts of DVPD are frozen by the courts which allows the inflow of cash to the bank accounts but prohibits the outflow of cash. The management is negotiating with these claimants actively and attempting to settle these cases with a discounted payment amount. However, we cannot predict with certainty the cost of defense, the cost of prosecution, or the ultimate outcome of these lawsuits and other proceedings filed by or against us, including remedies, damage awards, and penalties. Regardless of the outcome, any such claims or actions require significant time, money, managerial and other resources, result in negative publicity, and harm our business and financial condition and future prospects. See “Historical Events” on page 5.

One of our operating subsidiaries has been listed as a “dishonest debtor” by PRC courts due to the lawsuits filed against us. Until such subsidiary has been cleared by PRC courts, that designation may materially adversely affect our ability to obtain financing, thus affecting our renovation plan.

As of December 31, 2018, to our knowledge, there were total of 518 lawsuits against us for unpaid rent by the lease-back owners and for the past due buy-back of property from current owner of properties. Total claims amounted to $23,456,741 (RMB 161,330,771). Subsequently, DVPD has been listed as a “dishonest debtor” by the courts. In accordance with the Regulation of the Supreme People’s Court on the Publication of Information on the List of Dishonest Debtor, the courts has announced such listing to the public through the list database and informed the relevant government departments, financial regulatory agencies, financial institutions, institutions that undertake administrative functions and industry association of such information of a dishonest debtor, so that the relevant parties can take credit disciplinary actions against the dishonest debtor. As such, DVPD may suffer certain restrictions in connection with commercial loans at banks’ discretion, purchase or transfer of properties and land use rights, and renovation, upgrade or renovation of properties. Additionally, certain properties of DVPD have been frozen from transfer or disposition and its bank accounts are frozen. The total anticipated cost associated with our renovation plan is approximately $95.1 million and we plan to fund the renovation through outside financing, bank loans and/or shareholder lending. Until we are able to enforce the judgments against us and DVPD is removed from the Dishonest Debtor list, it will be very difficult for us to obtain additional loans from banks. Accordingly, unless we can successfully raise sufficient capital from other sources, which we cannot assure, the Dishonest Debtor designation will materially adversely affect our ability to carry our renovation plan and business.

We provided properties as collateral to help individuals acquire bank loans which imposes substantial risks to a substantial loss in our assets.

On May 18, 2017, the Company provided 14 units of rental properties, totaling 293 square meters (3,153 square feet), owned by the Company as collaterals to help three individuals, among which, a board member of DVPD, an employee of DVPD (now a former employee) and one individual, to acquire one year bank loans in the aggregate amount of $2,160,450 (RMB 15,000,000). There was no profit or gain for the Company to provide collateral to those individuals and the Company did not have appropriate controls and procedures to approve or prevent the entry into these types of the transactions. The one-year period is past due. The Company is in discussion with these three individuals to replace the collateral provided by themselves. The collateral of Company’s properties exposes the Company to a loss in the case of any or all of these individuals are insolvent and fail to settle the bank loans.

We have identified multiple material weaknesses in our internal control over financial reporting which could, if not remediated, result in material misstatements in our financial statements.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act. As disclosed elsewhere in this report, we identified material weaknesses in our internal control over financial reporting primarily as a result of lack of accounting staffing, insufficient policies and procedures to ensure the correct application of accounting and financial reporting with respect to the current requirements of GAAP and SEC disclosure requirements, lack of segregation of duties, no independent audit committee and no effective controlling procedures as to the use of the Company’s assets, and concluded that neither our disclosure controls and procedures nor our internal control over financial reporting were effective as of December 31, 2018. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of these material weaknesses, our management concluded that our internal control over financial reporting was not effective based on criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission in Internal Control-An Integrated Framework (2013). We are actively engaged in developing a remediation plan designed to address these material weaknesses. If our remedial measures are insufficient to address these material weaknesses, or if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results.

RISKS RELATING TO DOING BUSINESS IN CHINA

Labor laws in the PRC may adversely affect our results of operations.

On June 29, 2007, the PRC’s government promulgated the labor contract law of the PRC, which became effective on January 1, 2008 and was subsequently amended on December 28, 2012. The labor contract law imposes greater liabilities on employers and significantly affects the cost of an employer’s decision to reduce its workforce. Further, the law requires certain terminations be based upon seniority and not merit. In the event that we decide to significantly change or decrease our workforce, the labor contract law could adversely affect our ability to enact such changes in a manner that is most advantageous to our business or in a timely and cost-effective manner, thus materially and adversely affecting our financial condition and results of operations.

We may be exposed to liabilities under the foreign corrupt practices act and Chinese anti-corruption law.

We are subject to the U.S. foreign corrupt practices act (“FCPA”), and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers as defined by the statute for the purpose of obtaining or retaining business. We are also subject to Chinese anti-corruption laws, which strictly prohibit the payment of bribes to government officials. We have operations, agreements with third parties, and make sales in China, which may experience corruption. Our activities in China create the risk of unauthorized payments or offers of payments by one of the employees, consultants of our company, because these parties are not always subject to our control.   Our existing safeguards and any future improvements may prove to be less than effective, and the employees, consultants of our company may engage in conduct for which we might be held responsible. Violations of the FCPA or Chinese anti-corruption laws may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition. In addition, the government may seek to hold our company liable for successor liability FCPA violations committed by companies in which we invest or that we acquire.

The government in China has the right to take over part or all of our underground properties during times of war.

Among the approximately 137,500 square meters (1,480,000 square feet) of the total rental area of Victory Plaza, approximately 59,000 square meters (635,071 square feet) was designed for use as an underground civil air defense shelter (the “Civil Air Defense Shelter”). The Civil Air Defense Shelter is allowed to be used for a shopping place or garage during peace time as set forth in approvals by the local air defense authority. However, the primary use of any civil air defense shelter is to protect civilians during times of war. In order to serve this purpose, the PRC government authorities, by law and regulation, reserve the right to take over the Civil Air Defense Shelter during times of war. If any military conflict or a war breaks out between China and other countries or regions, it is likely that the Civil Air Defense Shelter or other part of our underground Victory Plaza will be seized by the government in China as underground civil air defense shelters. Although the seizure of civil air defense shelters by the government authorities in China for use during times of war does not mean the government authorities permanently revoke our right to use, operate and profit from the facilities and we may continue the use and operation of our the Civil Air Defense Shelter after the war, our business would still be interrupted.

Uncertainties with respect to the PRC’s legal system could adversely affect us.

We conduct a substantial amount of our business through our subsidiaries in China. Our operations in China are governed by PRC laws and regulations. Our PRC subsidiaries are generally subject to laws and regulations applicable to foreign investments in China and, in particular, laws and regulations applicable to the operative joint venture enterprises. The PRC legal system is based on statutes. Prior court decisions may be cited for reference but have limited precedential value.

Since 1979, PRC legislation and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, China has not developed a fully integrated legal system and recently enacted laws and regulations may not sufficiently cover all aspects of economic activities in China. In particular, because some of these laws and regulations are relatively new, and because of the limited volume of published decisions and their nonbinding nature, the interpretation and enforcement of these laws and regulations involve uncertainties. In addition, the PRC legal system is based in part on government policies and internal rules (some of which are not published on a timely basis or at all) that may have a retroactive effect. As a result, we may not be aware of our violation of these policies and rules until sometime after the violation. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention.

We are a holding company and we rely on funding for dividend payments from our subsidiaries, which are subject to restrictions under PRC laws.

We are a holding company incorporated in Nevada and we operate our core businesses through our subsidiaries in the PRC. Therefore, the availability of funds for us to pay dividends to our shareholders and to service our indebtedness depends upon dividends received from such PRC subsidiaries. The ability of our subsidiaries to pay dividends and make payments on intercompany loans or advances to their shareholders is subject to, among other things, distributable earnings, cash flow conditions, restrictions contained in the articles of association of our subsidiaries, joint-venture contracts, applicable laws and restrictions contained in the debt instruments of such subsidiaries. If our subsidiaries incur debt or losses, their ability to pay dividends or other distributions to us may be impaired. As a result, our ability to pay dividends and to repay our indebtedness will be restricted. PRC laws require that dividends be paid only out of the after-tax profit of our PRC subsidiaries calculated according to PRC accounting principles, which differ in many aspects from generally accepted accounting principles in other jurisdictions. PRC laws also require enterprises established in the PRC to set aside part of their after-tax profits as statutory reserves. These statutory reserves are not available for distribution as cash dividends. In addition, restrictive covenants in bank credit facilities or other agreements that we or our subsidiaries entered into or may enter into in the future may also restrict the ability of our subsidiaries to pay dividends to us. Further, starting from January 1, 2008, dividends paid by our PRC subsidiaries to their non-PRC parent companies will be subject to a 10% withholding tax, unless there is a tax treaty between the PRC and the jurisdiction in which the overseas parent company is incorporated, which specifically exempts or reduces such withholding tax. Pursuant to a double tax treaty between Hong Kong and the PRC, if the non-PRC parent company is a Hong Kong resident and directly holds a 25% or more interest in the PRC enterprise, such withholding tax rate may be lowered to 5%. These restrictions on the availability of our funding may impact our ability to pay dividends to our shareholders and to service our indebtedness.

In addition, the PRC government imposes controls on the convertibility of the renminbi, or “RMB” into foreign currencies and, in certain cases, the remittance of currency out of China. Shortages in the availability of foreign currency may restrict the ability of our PRC subsidiaries to remit sufficient foreign currency to pay dividends or other payments to us, or otherwise satisfy their foreign currency denominated obligations. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade-related transactions can be made in foreign currencies without prior approval from State Administration of Foreign Exchange (“SAFE”) by complying with certain procedural requirements. However, approval from appropriate government authorities is required where RMB is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of loans denominated in foreign currencies. The PRC government may also, at its discretion, restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to pay dividends in foreign currencies to our security-holders.

Our business may be materially and adversely affected if any of our PRC subsidiaries declares bankruptcy or becomes subject to a dissolution or liquidation proceeding.

The enterprise bankruptcy law of the PRC, or the bankruptcy law, came into effect on June 1, 2007. The bankruptcy law provides that an enterprise will be liquidated if the enterprise fails to settle its debts as and when they fall due and if the enterprise’s assets are, or are demonstrably, insufficient to clear such debts.

Our PRC subsidiaries hold assets that are important to our business operations. If our PRC subsidiaries undergo a voluntary or involuntary liquidation proceeding, unrelated third-party creditors may claim rights to some or all of these assets, thereby hindering our ability to operate our business, which could materially and adversely affect our business, financial condition and results of operations.

According to SAFE’s provisions for administration of foreign exchange relating to inbound direct investment by foreign investors, effective on June 10, 2015, if our PRC subsidiaries undergo a voluntary or involuntary liquidation proceeding, prior approval from the safe for remittance of foreign exchange to our shareholders abroad is no longer required, but we still need to conduct a registration process with the SAFE designated commercial bank. It is not clear whether “registration” is a mere formality or involves the kind of substantive review process undertaken by SAFE designated commercial bank.

Fluctuations in exchange rates could adversely affect our business and the value of our securities.

Changes in the value of the RMB against the U.S. dollar and other foreign currencies are affected by, among other things, changes in China’s political and economic conditions. Any significant revaluation of the RMB may have a material adverse effect on our revenues and financial condition, and the value of, and any dividends payable on our shares in U.S. dollar terms. For example, to the extent that we need to convert U.S. dollars we receive from our business into RMB for our operations, appreciation of the RMB against the U.S. dollar would have an adverse effect on the RMB amount we would receive from the conversion. Conversely, if we decide to convert our RMB into U.S. dollars for the purpose of paying dividends on our Common Stock or for other business purposes, appreciation of the U.S. dollar against the RMB would have a negative effect on the U.S. dollar amount available to us.

Since July 2005, the RMB is no longer pegged to the U.S. dollar. Although the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the RMB may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. Moreover, it is possible that in the future, PRC authorities may lift restrictions on fluctuations in the RMB exchange rate and lessen intervention in the foreign exchange market.

Very limited hedging transactions are available in China to reduce our exposure to exchange rate fluctuations. To date, we have not entered into any hedging transactions. While we may enter into hedging transactions in the future, the availability and effectiveness of these transactions may be limited, and we may not be able to successfully hedge our exposure at all. In addition, our foreign currency exchange losses may be magnified by PRC exchange control regulations that restrict our ability to convert RMB into foreign currencies.

It may be difficult to effect service of process and enforcement of legal judgments upon our Company and our officers and directors because they reside outside the United States.

Our operations are based in China and all of our assets are located in China. In addition, a majority of our directors and officers reside in China. As a result, service of process on the Company and such foreign directors and officers may be difficult or impossible to effect within the United States. Moreover, China does not have treaties with the United States or many other countries providing for the reciprocal recognition and enforcement of the judgment of courts. As a result, recognition and enforcement in China of judgments of a court in any of these jurisdictions may be difficult or impossible.

PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may subject our PRC resident shareholders to penalties and limit our ability to inject capital into our PRC subsidiaries, limit our PRC subsidiaries’ ability to distribute profits to us, or otherwise adversely affect us.

The SAFE promulgated the notice on relevant issues relating to domestic resident’s investment and financing and roundtrip investment through special purpose vehicles (“SPV(s)”), or Notice 37, in July 2014 that requires PRC residents or entities to register with SAFE or its local branch in connection with their establishment or control of an offshore entity established for the purpose of overseas investment or financing. In addition, such PRC residents or entities must update their safe registrations when the offshore SPV undergoes material events relating to material change of capitalization or structure of the PRC resident itself (such as capital increase, capital reduction, share transfer or exchange, merger or spin off). On February 28, 2015, SAFE issued a notice according to which the aforesaid PRC residents or entities are no longer required to register with SAFE or its local branch, instead the aforesaid PRC residents or entities need to register with local banks. Failure by an individual to comply with the required SAFE registration and updating requirements described above may result in penalties up to RMB50,000 imposed on such individual and restrictions being imposed on the foreign exchange activities of the PRC subsidiaries of such offshore SPV, including increasing the registered capital of, payment of dividends and other distributions to, and receiving capital injections for the offshore SPV. Failure to comply with Notice 37 may also subject relevant PRC residents or the PRC subsidiaries of such offshore SPV to penalties under PRC foreign exchange administration regulations for evasion of applicable foreign exchange restrictions. Our controlling shareholder, Alex Brown (a.k.a “You Chang”) did not register with local SAFE branch or its delegated commercial bank when he acquired ownership of Sino Pride through his indirect holding of Victory Commercial Investment Ltd. in November 2016. Although Alex Brown was no longer a PRC nationality afterwards, we cannot assure you that our controlling shareholder will not be required under Notice 37 to register with local SAFE branch or its delegated commercial bank. These risks could in the future have a material adverse effect on our business, financial condition and results of operations.

Failure to comply with the individual foreign exchange rules relating to the overseas direct investment or the engagement in the issuance or trading of securities overseas by our PRC resident stockholders may subject such stockholders to fines or other liabilities.

Other than Notice 37, our ability to conduct foreign exchange activities in the PRC may be subject to the interpretation and enforcement of the implementation rules of the administrative measures for individual foreign exchange promulgated by SAFE in January 2007 (as amended and supplemented, the “Individual Foreign Exchange Rules”). Under the individual foreign exchange rules, any PRC individual seeking to make a direct investment overseas or engage in the issuance or trading of negotiable securities or derivatives overseas must make the appropriate registrations in accordance with safe provisions. PRC individuals who fail to make such registrations may be subject to warnings, fines or other liabilities.

We may not be fully informed of the identities of all our beneficial owners who are PRC residents. For example, because the investment in or trading of our shares will happen in an overseas public or secondary market where shares are often held with brokers in brokerage accounts, it is unlikely that we will know the identity of all of our beneficial owners who are PRC residents. Furthermore, we have no control over any of our future beneficial owners and we cannot assure you that such PRC residents will be able to complete the necessary approval and registration procedures required by the individual foreign exchange rules.

It is uncertain how the individual foreign exchange rules will be interpreted or enforced and whether such interpretation or enforcement will affect our ability to conduct foreign exchange transactions. Because of this uncertainty, we cannot be sure whether the failure by any of our PRC resident stockholders to make the required registration will subject our PRC subsidiaries to fines or legal sanctions on their operations, delay or restriction on repatriation of proceeds of this offering into the PRC, restriction on remittance of dividends or other punitive actions that would have a material adverse effect on our business, results of operations and financial condition.

If we are unable to obtain business insurance in the PRC, we may not be protected from risks that are customarily covered by insurance in the United States.

Business insurance is not readily available to fit our business needs in the PRC. To the extent that we suffer a loss of a type that would normally be covered by insurance in the United States, such as product liability and general liability insurance, we would incur significant expenses in both defending any action and in paying any claims that result from a settlement or judgment. We have not obtained fire, casualty and theft insurance, and there is no insurance coverage for our raw materials, goods and merchandise, furniture or buildings in China. Any losses incurred by us will have to be borne by us without any assistance, and we may not have sufficient capital to cover material damage to, or the loss of, our Victory Plaza due to fire, severe weather, flood or other causes, and such damage or loss may have a material adverse effect on our financial condition, business and prospects.

Under the new enterprise income tax law, we may be classified as a “resident enterprise” of China. Such classification may result in unfavorable tax consequences to us and our non-PRC shareholders.

China passed an enterprise income tax law, or the EIT law, which became effective on January 1, 2008. Under the EIT law, an enterprise established outside of China with de facto management bodies within China is considered a resident enterprise, meaning that it can be treated in a manner similar to a Chinese enterprise for enterprise income tax purposes. The implementing rules of the EIT law define de facto management as “substantial and overall management and control over the production and operations, personnel, accounting, and properties” of the enterprise. In addition, a circular issued by the state administration of taxation on April 22, 2009 clarified that dividends and other income paid by such resident enterprises will be considered to be the PRC’s source income and subject to the PRC’s withholding tax. This circular also subjects such resident enterprises to various reporting requirements with the PRC’s tax authorities.

Although substantially all of our management is currently located in the PRC, it remains unclear whether the PRC’s tax authorities would require or permit our overseas registered entities to be treated as PRC resident enterprises. We do not currently consider our company to be a PRC resident enterprise. However, if the PRC’s tax authorities determine that we are a resident enterprise for the PRC’s enterprise income tax purposes, a number of unfavorable PRC tax consequences may follow. First, we may be subject to the enterprise income tax at a rate of 25% on our worldwide taxable income as well as the PRC’s enterprise income tax reporting obligations. This would also mean that income such as interest on offering proceeds and non-China source income would be subject to the PRC’s enterprise income tax at a rate of 25%. Second, although under the EIT law and its rules, dividends paid to us from our PRC subsidiaries would qualify as tax-exempt income, we cannot guarantee that such dividends will not be subject to a 10% withholding tax, as the PRC authorities responsible for enforcing the withholding tax have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for the PRC’s enterprise income tax purposes. Finally, dividends paid to stockholders with respect to their shares of our Common Stock or any gains realized from transfer of such shares may generally be subject to the PRC’s withholding taxes on such dividends or gains at a rate of 10% if the shareholders are deemed to be non-resident enterprises or at a rate of 20% if the shareholders are deemed to be non-resident individuals. In addition, any gain realized on the transfer of shares of our common stock by such investors is also subject to PRC tax at a current rate of 10%, subject to any reduction or exemption set forth in relevant tax treaties, if such gain is regarded as income derived from sources within the PRC. If dividends payable to our non-PRC investors or gains from the transfer of our common stock by such investors are subject to PRC tax, the value of your investment in our common stock may decline significantly.

We and our shareholders face uncertainties with respect to indirect transfers of equity interests in PRC resident enterprises by their non-PRC holding companies.

Pursuant to a notice, or Circular 698, issued by the State Administration of Taxation, where a non-resident enterprise conducts an “indirect transfer” by transferring the equity interests of a PRC resident enterprise indirectly via disposing of the equity interests of an overseas holding company, and such overseas holding company is located in a tax jurisdiction that: (1) has an effective tax rate less than 12.5%; or (2) does not tax foreign income of its residents, the non-resident enterprise, being the transferor, shall report to the relevant tax authority of the PRC resident enterprise such indirect transfer. Using a “substance over form” principle, the PRC tax authority may disregard the existence of the overseas holding company if it lacks a reasonable commercial purpose and was established for the purpose of reducing, avoiding or deferring PRC tax. As a result, gains derived from such indirect transfer may be subject to PRC enterprise income tax, currently at a rate of 10%. In 2015, the State Administration of Taxation issued a circular, known as Circular 7, which replaced or supplemented certain previous rules under Circular 698. Circular 7 sets out a wider scope of indirect transfer of PRC assets that might be subject to PRC enterprise income tax, and more detailed guidelines on the circumstances when such indirect transfer is considered to lack a bona fide commercial purpose and thus regarded as avoiding PRC tax. The conditional reporting obligation of the non-PRC investor under Circular 698 is replaced by a voluntary reporting by the transferor, the transferee or the underlying PRC resident enterprise being transferred. Furthermore, if the indirect transfer is subject to PRC enterprise income tax, the transferee has an obligation to withhold tax from the sale proceeds, unless the transferor reports the transaction to the PRC tax authority under Circular 7. Late payment of applicable tax will subject the transferor to default interest. Gains derived from the sale of shares by investors through a public stock exchange are not subject to the PRC enterprise income tax pursuant to Circular 7 where such shares were acquired in a transaction through a public stock exchange. Circular 698 was abolished by an announcement promulgated by the State Administration of Taxation in October 2017 and effective from December 1, 2017, or SAT Circular 37, which, among others, provides specific provisions on matters concerning withholding of income tax of non-resident enterprises at the source.

As implemented, there is uncertainty as to the application of Circular 7 and SAT Circular 37, both of which may be determined by the tax authorities to be applicable to our offshore restructuring transactions or sale of the shares of our offshore subsidiaries where non-resident enterprises, being the transferors, were involved. The PRC tax authorities may pursue such non-resident enterprises with respect to a filing regarding the transactions and request our PRC subsidiaries to assist in the filing. As a result, we and our non-resident enterprises in such transactions may become at risk of being subject to filing obligations or being taxed under Circular 7, and may be required to expend valuable resources to comply with Circular 7 or to establish that we and our non-resident enterprises should not be taxed under Circular 7, for our previous and future restructuring or disposal of shares of our offshore subsidiaries, which may have a material adverse effect on our financial condition and results of operations.

The PRC government may issue further restrictive measures in the future.

We cannot assure you that the PRC’s government will not issue further restrictive measures in the future. The PRC government’s restrictive regulations and measures could increase our operating costs in adapting to these regulations and measures, limit our access to capital resources or even restrict our business operations, which could further adversely affect our business and prospects.

Our PRC subsidiaries are not in compliance with the taxation and social security rules of China, and they may face penalties imposed by the PRC government.

As of December 31, 2018 and 2017, the Company had tax payables and VAT payable (value added tax), real estate tax, land use right tax, income tax, taxes related to rental and other taxes in the aggregate amount of, $0.6 million and $1.4 million, respectively. As of December 31, 2018, and 2017, the Company accrued tax penalties payable in the amount of, $90,476 and $378,647, respectively in accordance with Chinese tax law including the expected penalties for not being in incompliance with the social security rules of China. Some of these tax payables were incurred prior to November 2016, when we acquired the ownership of Sino Pride. As of May 31, 2018, we have paid off 2017 and prior year’s taxes due including penalties. However, we cannot guarantee that we have sufficient cash to pay all the payables under the settlements or if we can reach a settlement with the tax authorities, if at all. In addition, our PRC subsidiaries failed to strictly comply with PRC laws and regulations to contribute towards social insurance premiums and housing funds on behalf of their employees, which are based on the average salary of employees of Dalian city instead of their employees’ average monthly salary for the preceding year, as required by the applicable laws and regulations. We may be required by relevant authorities to make up the shortfall of social insurance premiums and housing funds. Even after we have successfully settled all tax payables, if any PRC government authority takes the position that there is non-compliance with the taxation, environmental protection, employment and/or social security rules by our PRC subsidiaries, they may be exposed to penalties from PRC government authorities, in which case the operation of our PRC subsidiaries in question may be adversely affected.

If relations between the United States and China worsen, our stock price may decrease, and we may have difficulty accessing the U.S. capital markets.

At various times during recent years, the United States and China have had disagreements over political and economic issues. Controversies may arise in the future between these two countries. Any political or trade conflicts between the United States and China could adversely affect the market price of our Common Stock and our ability to access U.S. capital markets.

PRC regulation of loans to and direct investment in PRC entities by offshore holding companies and governmental control of currency conversion may delay or prevent us from using the proceeds of any offering to make loans to or make additional capital contributions to our PRC subsidiaries, which could materially and adversely affect our liquidity and our ability to fund and expand our business.

Under PRC laws and regulations, we are permitted to utilize the proceeds from any offering pursuant to the Registration Statement to fund our PRC subsidiaries by making loans to or additional capital contributions to our PRC subsidiaries, subject to applicable government registration and approval requirements.

Any loans to our PRC subsidiaries, which are treated as foreign-invested enterprises under PRC laws, are subject to PRC regulations and foreign exchange loan registrations. For example, loans by us to our PRC subsidiaries to finance their activities cannot exceed statutory limits and must be registered with the local counterpart of the State Administration of Foreign Exchange, or SAFE. The statutory limit for the total amount of foreign debts of a foreign-invested company is the difference between the amount of total investment as approved by the MOC or its local counterpart and the amount of registered capital of such foreign-invested company.

We may also decide to finance our PRC subsidiaries by means of capital contributions. These capital contributions must be approved by the MOC or its local counterpart. In addition, SAFE issued a circular in September 2008, SAFE Circular 142, regulating the conversion by a foreign-invested enterprise of foreign currency registered capital into RMB by restricting how the converted RMB may be used. SAFE Circular 142 provides that the RMB capital converted from foreign currency registered capital of a foreign-invested enterprise may only be used for purposes within the business scope approved by the applicable government authority and unless otherwise provided by law, may not be used for equity investments within the PRC. On July 4, 2014, the SAFE issued the Circular of the SAFE on Relevant Issues Concerning the Pilot Reform in Certain Areas of the Administrative Method of the Conversion of Foreign Exchange Funds by Foreign-invested Enterprises, or SAFE Circular 36, which launched a pilot reform of the administration of the settlement of the foreign exchange capital of foreign-invested enterprises in certain designated areas from August 4, 2014 and some of the restrictions under SAFE Circular 142 will not apply to the settlement of the foreign exchange capital of the foreign-invested enterprises established within the designated areas and such enterprises are allowed to use its RMB capital converted from foreign exchange capitals to make equity investments. On March 30, 2015, SAFE promulgated Circular 19, to expand the reform nationwide. Circular 19 came into force and replaced both Circular 142 and Circular 36 on June 1, 2015. Circular 19 allows foreign-invested enterprises to make equity investments by using RMB funds converted from foreign currencies. However, Circular 19 continues to prohibit foreign-invested enterprises from, among other things, using RMB funds converted from its foreign exchange capitals for expenditures beyond its business scope, providing entrusted loans or repaying loans between non-financial enterprises. In addition, SAFE strengthened its oversight of the flow and use of RMB capital converted from foreign currency registered capital of a foreign-invested company. The use of such RMB capital may not be altered without SAFE’s approval, and such RMB capital may not in any case be used to repay RMB loans if the proceeds of such loans have not been used. Violations of these Circulars could result in severe monetary or other penalties. These circulars may significantly limit our ability to use RMB converted from the net proceeds of an offering to fund the establishment of new entities in China by our PRC subsidiaries, to invest in or acquire any other PRC companies through our PRC subsidiaries, or to establish new variable interest entities in the PRC.

In light of the various requirements imposed by PRC regulations on loans to and direct investment in PRC entities by offshore holding companies, we cannot assure you that we will be able to complete the necessary government registrations or obtain the necessary government approvals on a timely basis, if at all, with respect to future loans to our PRC subsidiaries or future capital contributions by us to our PRC subsidiaries. If we fail to complete such registrations or obtain such approvals, our ability to use the proceeds we expect to receive from any offering and to capitalize or otherwise fund our PRC operations may be negatively affected, which could materially and adversely affect our liquidity and our ability to fund and expand our business.

Fluctuations in exchange rates could have a material adverse effect on our results of operations and the value of your investment.

Substantially all of our revenues and expenditures are denominated in RMB, whereas our reporting currency is the U.S. dollar. As a result, fluctuations in the exchange rate between the U.S. dollar and RMB will affect the relative purchasing power in RMB terms of our U.S. dollar assets. Our reporting currency is the U.S. dollar while the functional currency for our PRC subsidiaries and consolidated variable interest entity is RMB. Gains and losses from the remeasurement of assets and liabilities that are receivable or payable in RMB are included in our consolidated statements of operations. The remeasurement has caused the U.S. dollar value of our results of operations to vary with exchange rate fluctuations, and the U.S. dollar value of our results of operations will continue to vary with exchange rate fluctuations. A fluctuation in the value of RMB relative to the U.S. dollar could reduce our profits from operations and the translated value of our net assets when reported in U.S. dollars in our financial statements. This could have a negative impact on our business, financial condition or results of operations as reported in U.S. dollars. If we decide to convert our RMB into U.S. dollars for the purpose of making payments for dividends on our ordinary shares or for other business purposes, appreciation of the U.S. dollar against the RMB would have a negative effect on the U.S. dollar amount available to us. In addition, fluctuations in currencies relative to the periods in which the earnings are generated may make it more difficult to perform period-to-period comparisons of our reported results of operations.

The value of the RMB against the U.S. dollar and other currencies is affected by, among other things, changes in China’s political and economic conditions and China’s foreign exchange policies. On July 21, 2005, the PRC government changed its decade-old policy of pegging the value of the RMB to the U.S. dollar, and the RMB appreciated more than 20% against the U.S. dollar over the following three years. However, the People’s Bank of China, or the PBOC, regularly intervenes in the foreign exchange market to limit fluctuations in RMB exchange rates and achieve policy goals. During the period between July 2008 and June 2010, the exchange rate between the RMB and the U.S. dollar had been stable and traded within a narrow range. However, the RMB fluctuated significantly during that period against other freely traded currencies, in tandem with the U.S. dollar. Since June 2010, the RMB has started to slowly appreciate against the U.S. dollar, though there have been periods when the U.S. dollar has appreciated against the RMB. On August 11, 2015, the PBOC allowed the RMB to depreciate by approximately 2% against the U.S. dollar. It is difficult to predict how long such depreciation of RMB against the U.S. dollar may last and when and how the relationship between the RMB and the U.S. dollar may change again.

There remains significant international pressure on the PRC government to adopt a flexible currency policy. Any significant appreciation or depreciation of the RMB may materially and adversely affect our revenues, earnings and financial position, and the value of, and any dividends payable on, our securities in U.S. dollars. For example, to the extent that we need to convert U.S. dollars we receive from public offering into RMB to pay our operating expenses, appreciation of the RMB against the U.S. dollar would have an adverse effect on the RMB amount we would receive from the conversion. Conversely, a significant depreciation of the RMB against the U.S. dollar may significantly reduce the U.S. dollar equivalent of our earnings, which in turn could adversely affect the price of our securities.

Very limited hedging options are available in China to reduce our exposure to exchange rate fluctuations. To date, we have not entered into any hedging transactions in an effort to reduce our exposure to foreign currency exchange risk. While we may decide to enter into hedging transactions in the future, the availability and effectiveness of these hedges may be limited, and we may not be able to adequately hedge our exposure or at all. In addition, our currency exchange losses may be magnified by PRC exchange control regulations that restrict our ability to convert RMB into foreign currency. As a result, fluctuations in exchange rates may have a material adverse effect on your investment.

Governmental control of currency conversion may limit our ability to utilize our net revenues effectively and affect the value of your investment.

The PRC government imposes controls on the convertibility of the RMB into foreign currencies and, in certain cases, the remittance of currency out of China. We receive substantially all of our net revenues in RMB. Under our current corporate structure, we rely on dividend payments from our PRC subsidiaries to fund any cash and financing requirements we may have. Under existing PRC foreign exchange regulations, payments of current account items, such as profit distributions and trade and service-related foreign exchange transactions, can be made in foreign currencies without prior approval from SAFE by complying with certain procedural requirements. Therefore, our PRC subsidiaries are able to pay dividends in foreign currencies to us without prior approval from SAFE, subject to the condition that the remittance of such dividends outside of the PRC complies with certain procedures under PRC foreign exchange regulations, such as the overseas investment registrations by the beneficial owners of Company who are PRC residents. But approval from or registration with appropriate government authorities is required where RMB is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of loans denominated in foreign currencies. The PRC government may also at its discretion restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currencies to satisfy our foreign currency demands, we may not be able to pay dividends in foreign currencies to our stockholders.

Interpretation of PRC laws and regulations involves uncertainty.

Our core business is conducted within China and is governed by the PRC’s laws and regulations. The PRC’s legal system is based on written statutes, and prior court decisions can only be used as a reference. Since 1979, the PRC’s government has promulgated laws and regulations in relation to economic matters such as foreign investment, corporate organization and governance, commerce, taxation and trade, with a view to developing a comprehensive system of commercial laws, including laws relating to property ownership and development. However, due to the fact that these laws and regulations have not been fully developed, and because of the limited volume of published cases and the non-binding nature of prior court decisions, interpretation of PRC laws and regulations involves a degree of uncertainty. Some of these laws may be changed without immediate publication or may be amended with retroactive effect. Depending on the government agency or how an application or case is presented to such agency, we may receive less favorable interpretations of laws and regulations than our competitors, particularly if a competitor has long been established in the locality of and has developed a relationship with such agency. In addition, any litigation in China may be protracted and result in substantial costs and a diversion of resources and management attention. All of these uncertainties may cause difficulties in the enforcement of our land use rights, entitlements under our permits and other statutory and contractual rights and interests.

RISKS RELATED TO OWNERSHIP OF OUR COMMON STOCK

If a more active trading market for our Common Stock develops, the market price of our Common Stock is likely to be highly volatile and subject to wide fluctuations, and holders of our Common Stock may be unable to sell their shares at or above the price at which they were acquired.

The market price of our Common Stock is likely to be highly volatile and could be subject to wide fluctuations in response to a number of factors that are beyond our control, including:

●	Variations in our quarterly and annual results;

●	developments in the financial markets and worldwide economies;

●	announcements of innovations or services by us or our competitors;

●	announcements by the PRC government relating to regulations that govern our industry;

●	significant sales of our Common Stock or other securities in the open market;

●	variations in interest rates;

●	changes in the market valuations of other comparable companies; and

●	changes in accounting principles.

We do not intend to pay dividends for the foreseeable future.

We currently intend to retain any future earnings to finance the operation and expansion of our business, and we do not expect to declare or pay any dividends in the foreseeable future. As a result, you may only receive a return on your investment in our Common Stock if the market price of our Common Stock increases.

Our majority stockholder may have significant influence over the outcome of matters submitted to our stockholders for approval, which may prevent us from engaging in certain transactions.

As the date hereof, one shareholder owns 95% of the Company common stock, if the Company sells stock. As a result, this stockholder may exercise significant influence over all matters requiring stockholder approval, including the appointment of our directors and the approval of significant corporate transactions. This ownership and control may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination that may be in the best interest of the Company and any other stockholders.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud.

The SEC, as required by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring every public company to include a management report on such company’s internal controls over financial reporting in its Annual Report, which contains management’s assessment of the effectiveness of internal controls over financial reporting.

Our reporting obligations as a public company place a significant strain on our management and operational and financial resources and systems. Effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to prevent fraud. As a result, our failure to achieve and maintain effective internal controls over financial reporting may result in the loss of investor confidence in the reliability of our financial statements, which in turn may harm our business and negatively impact the trading price of our stock. Furthermore, we anticipate that we will continue to incur considerable costs and use significant management time and other resources in an effort to comply with Section 404 and other requirements of the Sarbanes-Oxley Act.

There is a limited market for our Common Stock, which may make it difficult for holders of our Common Stock to sell their stock.

We plan to apply to be listed on OTCQB Market, but there is no assurance that we will be approved for the listing at this point. There is no trading market for our Common Stock and at times there is no trading in our Common Stock. Accordingly, there can be no assurance as to the liquidity of any markets that may develop for our Common Stock, the ability of holders of our Common Stock to sell our Common Stock, or the prices at which holders may be able to sell our Common Stock. Further, many brokerage firms will not process transactions involving low price stocks, especially those that come within the definition of a “penny stock.” If no market developers, holders of our Common Stock may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of our Common Stock, and the market value of our Common Stock would likely decline.

We may be subject to the penny stock rules which will make shares of our Common Stock more difficult to sell.

We may be subject now and in the future to the SEC’s “penny stock” rules if our shares of Common Stock sell below $5.00 per share. Penny stocks generally are equity securities with a price of less than $5.00. The penny stock rules require broker-dealers to deliver a standardized risk disclosure document prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson, and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information must be given to the customer orally or in writing prior to completing the transaction and must be given to the customer in writing before or with the customer’s confirmation.

In addition, the penny stock rules require that prior to a transaction, the broker dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. The penny stock rules are burdensome and may reduce purchases of any offerings and reduce the trading activity for shares of our Common Stock. As long as our shares of Common Stock are subject to the penny stock rules, the holders of such shares of Common Stock may find it more difficult to sell their securities.

The rights of the holders of our Common Stock may be impaired by the potential issuance of preferred stock.

Our board of directors has the right to create a new series of preferred stock. As a result, the Board of Directors may, without stockholder approval, issue preferred stock with voting, dividend, conversion, liquidation or other rights that may adversely affect the voting power and equity interest of the holders of our Common Stock. Although we have no present intention to issue any shares of preferred stock or to create any new series of preferred stock, we may issue such shares in the future.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our corporate headquarters are located on the 3rd Floor, 369 Lexington Ave, New York, NY 10017, for which we currently pay rent of $6,200 per month for our lease.

Rental Properties

All of our rental properties are located in Victory Plaza, located at Dalian, Liaoning Province, PRC. As previously disclosed, Victory Plaza is approximately 137,500 square meters (1,480,038 square feet), which is owned and occupied by various retailers. We categorize the various ownership status of such rental space into the following four categories:

Group A: rental properties 100% owned by us;

Group B: rental properties that were previously sold to a third-party buyer with a buy-back arrangement;

Group C: rental properties that were previously sold to a third-party buyer with a buy-back arrangement, which has since been transferred to SML according to the SML Agreement or other third parties; and

Group D: rental properties that were previously sold to a third-party buyer without any buy-back arrangements or rights.

The following charts illustrates the specific number of each group of rental properties as of December 31, 2018.

As of
December 31, 2018 Group	Description of Property	Units	% of Total Units	Square Feet	% of Total Square Feet
A	Properties 100% owned	434	14%	240,799	16%
B	Sold properties with buy- back options or return is in process without paying off	493	16%	130,049	9%
C	Properties with buy- back options transferred to SML - 2017 and 2018	319	10%	86,251	6%
D	Properties sold	1,927	60%	1,023,519	69%

Total Properties		3,173	100%	1,480,618	100%

SML Agreement

On December 29, 2017, the Company entered into the SML Agreement. Pursuant to the SML Agreement, SML will negotiate with each individual property owner who exercised their option to request that the Company buy back the property on a case by case basis and pay an agreed price to such owner. SML will subsequently become the owner of the property and the Company has agreed to buy back the property at the initial price under the buy-back option with the previous owner plus annual interest of 8% commencing on January 1, 2018, no later than May 15, 2020. In addition, SML will settle the lease-back payables under the lease-back agreements with each individual property owner and the Company agrees to pay SML the initial amount of rent payables under the lease-back plus annual interest of 8% commencing on January 1, 2018, no later than May 15, 2020. The SML Agreement helps the Company to temporarily relieve part of the pressure from disputes and expedite the settlements which should help Company improve its credit and financial position so that the Company can focus on the renovation. However, if the Company fails to carry out the renovation, or the renovation is not successful, the Company may not have enough funds to buy back the properties from SML or pay the lease-back amounts owed to SML before May 15, 2020, and the Company may not able to continue its operation or business.

Buy-Back Arrangement

When the Company sold certain properties in the past, the Company granted the buyers a separate option to request the Company to buy back those sold properties at an agreed buy-back price stated in the agreements. These buy-back options were exercisable principally during a period from 2014 to 2018 (majority of the transactions). Due to those buy-back arrangements, buyers obtained the legal title of those properties but would request the Company to buy back their properties at their sole discretion.

Lease-back

As part of business operations, the Company may lease-back properties from the owners of the properties and subleases these properties to un-related third parties with new lease terms. Sales and lease-backs are two separate business transactions. Lease-back could happen immediately after the sale of property or at any time after the sale if the owner of the property wants to do so. A typical lease-back consists of a fixed annual payment amount and duration of lease period.

Rent Lease

The Company will rent out rental properties 100% owned by us and the properties leased back (properties not owned by us) to retail store tenants. A typical rent lease consists of a fixed rent payment amount for the duration of lease period. Normally, an advance rent payment   is required before occupancy.

Collateral of Property

As collateral for the bank loan, 18,650 square meters (200,747 square feet) of rental properties owned by DVPD were pledged for a long-term bank loan, approximately $60 million (RMB 390 million). The maturity date of this loan is July 18, 2027. Interest is charged at 120% of the rate published by the People’s Bank of China for similar loans. The average interest rates were 5.9% and 5.97% for the year ended December 31, 2018 and 2017, respectively.

On March 24, 2015, DVPD borrowed approximately $7.7 million (RMB 50 million) collateralized by 2,053 square meters (22,098 square feet) of rental properties owned. The maturity date of the loan is July 19, 2024. Interest is charged at 120% of the rate published by the People’s Bank of China for similar loans. The average interest rates were 5.90% and 5.92% for the year ended December 31, 2018 and 2017, respectively.

On May 18, 2017, 140 square meters (1,507 square feet), owned by the Company was used as collateral to help on unrelated individual to borrow $770,000 (RMB5,000,000) under a one-year bank loan. There was no profit or gain for the Company to provide this collateral. The one-year period is now past due. The Company is exposed to the loss of these properties if the individual is insolvent and fails to settle the bank loan.

On May 18, 2017, the Company allowed one of its board members of DVPD to use 7 units of rental properties, totaling 138 square meters (1,485 square feet), owned by the Company as collateral to borrow $770,000 (RMB5,000,000) under one-year bank loan. There is no profit or gain for the Company to provide this collateral. The one-year loan is now past due. The Company is exposed to the loss of these properties if the individual is insolvent and fails to repay the bank loan.

On May 18, 2017, the Company allowed one of its board members of DVPD to use 2 units of rental properties, totaling 15 square meters (161 square feet), owned by the Company as collateral to borrow $770,000 (RMB 5,000,000) under a one-year bank loan. There was no profit or gain for the Company to provide this collateral. The one-year period is past due. The Companies exposed to the loss of these properties if the individual is insolvent and fails to settle the bank loan.

Occupancy Rate

Vacancy Rate in Recent 5 Years

In the month of December	Total Available Area for Rent (SQFT)	Total Rented Area (SQFT)	Vacancy (SQFT)	Vacancy (%)

2014	295,684	276,212	19,472	6.59%
2015	263,683	218,507	45,176	17.13%
2016	202,372	170,715	31,657	15.64%
2017	211,758	153,235	58,523	27.64%
2018	192,016	121,509	70,508	36.72%

Average Rent in Recent 5 Years

In the month of December	Average Rent Per Month Per SQFT in US$

2014	$2.67
2015	$2.48
2016	$1.97
2017	$1.83
2018	$2.34

Tenants

The Company received its rental income and management fee income from approximately 700 tenants. Revenue from top ten tenants accounted for 19.29% and 24% of the total revenue, for the year ended December 31, 2018 and 2017, respectively. No individual tenant’s revenue accounts for more than 10% of the total revenue in both years.

Top 10 Tenants in the year ended December 31, 2018

Top 10	Revenue in US$	% of Total Revenue
1	$592,333	5.93%
2	498,587	4.99%
3	273,950	2.74%
4	181,002	1.81%
5	121,122	1.21%
6	90,652	0.91%
7	58,924	0.59%
8	40,794	0.41%
9	37,335	0.37%
10	31,819	0.32%
Total top 10	$1,926,518	19.29%

Total Revenue for the year ended December 31, 2018	$9,989,039

Top 10 Tenants in 2017

Top 10	Revenue in US$	% of Total Revenue
1	$522,346	5.94%
2	456,730	5.19%
3	440,767	5.01%
4	266,260	3.03%
5	166,450	1.89%
6	91,486	1.04%
7	54,671	0.62%
8	48,730	0.55%
9	48,730	0.55%
10	43,165	0.49%
Total top 10	$2,139,335	24.31%

Total Revenue in 2017	$8,796,781

We believe our facilities are sufficient for our business operations.

ITEM 3. LEGAL PROCEEDINGS

As of April 12, 2019, to our knowledge, there were total of 537 lawsuits against the Company in Dalian City, China. Litigants claimed that the Company did not buy back the property as indicated in the sales contract or the Company did not pay promised lease-back rent on time. These claims amounted to $24,991,353 (RMB 167,636,998). Please refer to Historical Events on page 5 for more details.

The Company has intended to buy back these properties at a discounted price (compared to the stated price at the contract). The Company has also intended to settle the balance due relating to the lease-back payable with the owner of properties. The Company has formed a task group and been negotiating with the litigants and other owners of the properties actively.

We may be party from time to time to various lawsuits, claims and other legal proceedings that arise in the ordinary course of our business. There can be no assurance that these matters that arise in the future, individually or in aggregate, will not have a material adverse effect on our financial condition or results of operations in any future period.

ITEM 4. MINE SAFETY DISCLOSURE.

As the Company is a smaller reporting company, this item is not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

There is presently no public market for our shares of Common Stock. We are in the process of applying to have our shares quoted on OTCQB. We cannot guarantee that our securities will be approved for quoting on OTCQB. We cannot assure you that our securities will continue to be quoted on OTCQB, if approved, after this annual report.

As of the date hereof, no shares of our Common Stock have been traded.

Stockholders of Record

As of the date hereof, the 21,711,000 issued and outstanding shares of Common Stock, among these shares, 20,700,000 shares were held by one shareholder of record.

Our registered transfer agent for our Common Stock is Vstock Transfer Inc.

Options, Warrants, Convertible Securities

Currently, we do not have any warrants, options or convertible securities outstanding.

Dividends

We have never declared or paid any cash dividends on our Common Stock. We currently intend to retain future earnings, if any, to finance the expansion of our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Agreements

We do not have in effect any compensation plans under which our equity securities are authorized for issuance and we do not have any outstanding stock options.

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2018, we did not have sales of unregistered securities.

Recent Purchases of Equity Securities by us and our Affiliated Purchasers

None.

Where You Can Find Additional Information

We are a reporting company and file annual, quarterly and current reports, proxy statements and other information with the SEC. For further information with respect to the Company, you may read and copy its reports, proxy statements and other information, at the SEC public reference rooms at 100 F. Street, N.E., Washington, D.C. 20549. You can request copies of these documents by writing to the SEC and paying a fee for the copying cost. Please call the SEC at 1-800-SEC-0330 for more information about the operation of the public reference rooms. The Company’s SEC filings are also available at the SEC’s web site at http://www.sec.gov.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial for the years ended December 31, 2018 and 2017 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. See “Cautionary Note Regarding Forward-looking Statements” on page 25.

Overview

Victory Commercial Management Inc. (hereinafter referred to as the “Company”, “VCM”) was incorporated on July 5, 2017 under the laws of Nevada. On July 13, 2017, VCM formed a wholly-owned subsidiary, Victory Commercial Investment Ltd. (“VCI”) under the laws of British Virgin Islands. VCI owns 100% of Sino Pride Development Co., Ltd (“Sino Pride”), a company incorporated in Hong Kong on May 26, 1989.

Dalian Victory Plaza Development Co. Ltd. (“DVPD”) was incorporated on March 29, 1993 as a joint venture under the laws of the People’s Republic of China (“PRC” or “China”), of which a 80% equity interest in DVPD is owned by Sino Pride and 20% is owned by Dalian Victory Development Co., Ltd (“DVDC”), a stated owned enterprise in China. Dalian Victory Business Management Co. Ltd. (“DVBM”) was incorporated on September 12, 2000 as a joint venture under the laws of PRC. A 95% of equity interest in DVBM is owned by Sino Pride and 5% is owned by DVPD. Dalian Victory Property Management Co. Ltd. (“DVPM”) is 100% owned by Sino Pride. VCM controls DVPD, DVBM and DVPM via ownership structures.

VCM and its subsidiaries are primarily engaged in the business of commercial real estate rental and management in the PRC. DVPD and DVBM manage Dalian Victory Plaza Shopping Center (“Victory Plaza”), a multi-functional underground shopping center, located at Dalian City, Liaoning Province of China. Victory Plaza has approximately 137,500 square meters (1,480,038 square feet) rental space. DVPD was the developer of Victory Plaza.

The following table summarizes ownership of Dalian Victory Plaza Shopping Center as of December 31, 2018:

Group	Description of Property	% of Total SQ Ft	Financial Statement Presentation
			Assets	Liabilities
A	Owned with title by DVPD	16%	Rental properties	N/A
B	Sold properties with buy- back options or return is in process without paying off	9%	Rental properties	Property financing agreements payable
C *	Properties with buy- back options transferred to SML in 2017 and 2018**	6%	Rental properties	Loan payable SML
D	Sold properties	69%	N/A	N/A
	Total properties	100%

* In the filing of Form S-1/A dated February 12, 2019, the Company had a C-2 property group category, “Third party has title acquired from previous owner”. The purchase and sale transactions between the previous owner and new owner - “third party” will not remove the burden of the Company to buy back the property per the buy-back option. The nature of the C-2 group was the same as group B. Therefore, we removed group C-2 (approximately 1%) and combined it with group B in current filing.

**On December 29, 2017, the Company executed the SML Agreement, pursuant to which, SML has bought certain properties from the individual property owners and the Company has agreed to buy back those properties from SML at the original purchase price under the buy-back options plus annual interest of 8% commencing on January 1, 2018 and no later than May 15, 2020.

Group A represents property that the Company owns 100% ownership. Group B represents property we sold to individual owners with buy-back options which are pending. Group C represents property owned by SML, but the Company is still liable under the buy-back options. Pursuant to the SML Agreement, the Company is required to buy back the properties plus interest at 8%, no later than May 15, 2020. Group D represents property we sold to various individual owners without additional rights attached.

As part of our business operations, the Company may lease back properties from the owners of group B, C and D properties and sublease these properties to un-related third parties with a new lease term. Our rental income is generated from leasing of our owned properties and lease-back properties. Rental income is reported including rent income from our owned properties and lease-back properties. Lease-back expenses are recorded as amortization, interest and lease-back expenses separately.

We currently also provide common area management services to all tenants and shop owners. Common area management services include utilities, security, cleaning, fire service, landscaping, public facilities maintenance and other traditional services provided by our property management office. Management fees range from $17 to $20 per square foot per annum. The management fee income is recognized over the term of the lease. Utility charges collected from tenants will offset our utility expenses paid to utility companies. We report the net amount of utility charges as other income.

Our primary objective is to maximize total financial returns which include both operating cash flows and capital appreciation to our stockholders. We seek growth in cash flow, earnings, and property appreciation through the following:

●	Renovating and establishing a modern multi-functional shopping center

●	Providing essential services, including health & wellness services, specialty retail centers, entertainment, beauty services, dining, and internet cafes, etc.

●	Attracting and retaining high quality tenants

●	Utilizing economies of scale to reduce operating expenses

Factors That May Influence our Future Results

We generate our revenues primarily from rental and management fee income from tenants under existing leases at Victory Plaza. The management fee income includes the charges mainly for property management, maintenance and repair, and security, and is recognized over the terms of the leases. The amount of rental income and management fee income we receive is primarily dependent on our ability to maintain or increase rental rates and occupancy rates of our property. Factors that could affect our rental income include (i) changes in the economic environment; (ii) local competition from other shopping facilities similar to our shopping mall; (iii) the attractiveness of rental space after our shopping mall renovation; (iv) the financial stability of our tenants; (v) trend of market rental rates; and (vi) the development of local transportation.

Economic Conditions and Outlook

For a detailed discussion of economic conditions and the outlook regarding our industry, please see the section titled “Industry Overview”.

Results of Operations

Comparison of Results of Operations for the Years Ended December 31, 2018 and 2017

Revenues

Our revenues, which consist of property rentals, property management fees and other income, were $9,989,039 for the year ended December 31, 2018, compared to $8,796,781 for the year ended December 31, 2017, an increase of 1,192,258, or 14%.

	2018	2017	$ change	% change
Revenues:
Rental income	$3,758,060	$3,297,000	$461,060	14%
Management fee income	5,653,687	5,001,813	651,874	13%
Other income	577,292	497,968	79,324	16%
Total revenues	$9,989,039	$8,796,781	$1,192,258	14%

Rental income was $3,758,060 in 2018, an increase of $461,060, or 14%, compared to rental income of $3,297,000 in 2017. The increase in rental income was primarily due to the increase in average rental rates per square meter. Average rental price per square meter was $303 (RMB2,082) in the month of December 2018, an increase of $67(RMB546), or 28%, compared to average rental price per square meter of $236 (RMB1,536) in the month of December 2017.

Management fee income for the year ended December 31, 2018 was $5,653,687, an increase of $651,874, or 13%, compared to management fee income of $5,001,813 in the corresponding period in 2017. The increase in management fee income was primarily due to $350,522 collected from 148 owner-occupied accounts with long historical disputes and $220,587 collected from 343 accounts with purchase-back and other issues. Due to the collectability is uncertain, the Company will not recognize the income until the disputed fee is collected from the accounts with long historical and other disputes.

Other income for the year ended December 31, 2018 was $577,292, an increase of $79,324, or 16%, compared to the other income of $497,968 during the fiscal 2017. The increase in other income was primarily due the increase in net utility income received from tenants.

Operating Expenses

	2018	2017	$ change	% change
Operating expenses
Selling expenses	$4,566,741	$4,608,342	$(41,601)	-1%
Depreciation and amortization	1,361,867	1,369,206	(7,339)	-1%
Lease expenses	2,364,004	2,593,033	(229,029)	-9%
Payroll and payroll related expenses	1,759,585	931,505	828,080	89%
Business taxes	496,243	472,367	23,876	5%
Operating lease expense	504,401	126,852	377,549	298%
Other general and administrative expenses	1,117,124	1,348,550	(231,426)	-17%
Total operating expenses	$12,169,965	$11,449,855	$720,110	6%

Selling expenses were $4,566,741 for the year ended December 31, 2018, a decrease of $41,601, or 1%, compared to $4,608,342 in 2017. The decrease in selling expenses in 2018 was primarily due to a decrease in payroll and related payroll taxes.

Depreciation and amortization expenses were $1,361,867 for the year ended December 31, 2018, a decrease of $7,339, or 1%, compared to depreciation and amortization expenses of $1,369,206 in 2017. The decrease in depreciation and amortization expenses was primarily due to the expiration of leases and derecognition of right-of-use (“ROU”) assets during the year ended December 31, 2018.

Lease expenses consists of lease-back expenses and additional lease payments resulting from late payment or settlement payments to the property owners. Lease expense was $2,364,004 for the year ended December 31, 2018, a decrease of $229,029, or 9%, compared to $2,593,033 in 2017. The decrease in lease expense in 2018 was primarily due to the expiration of lease-back leases. For the year ended December 31, 2018, 15 lease-back leases expired. The Company did not renew those leases. It is also attributable to 46 properties with unresolved buy-back and lease-back balances being transferred to SML per the SML agreement in 2018.

Payroll and payroll related expenses were $1,759,585 for the year ended December 31, 2018, an increase of $828,080, or 89%, compared to payroll and payroll related expenses of $931,505 in 2017. The increase in payroll and payroll related expenses were primarily due to a $690,347 increase in our Hong Kong office operations and a $296,879 increase in our US office operations, offset by a $159,146 decrease in China operations in 2018.

Business taxes consists of value added tax (“VAT”), taxes related to rental, property tax, land use rights tax and other surcharges and fees. Business taxes was $496,243 for the year ended December 31, 2018, an increase of $23,876, or 5%, as compared to business taxes of $472,367 in 2017. The increase in business taxes resulted from increase in business taxes of $91,640 offset by a decrease of tax penalties of $67,764 in 2018.

The operating lease expenses were $504,401 for the year ended December 31, 2018, an increase of $377,549, or 298%, compared to the operating lease expenses of $126,852 in 2017. The increase in operating lease expense was primarily due to the increase of rent expenses in 2018, principally due to our new offices located in the U.S. and in Hong Kong.

Other general and administrative expenses were $1,117,124 for the year ended December 31, 2018, a decrease of $231,426, or 17%, compared to other general and administrative expenses of $1,348,550 in 2017. The decrease in other general and administrative expenses was primarily due to (i) higher attorney and consulting fees in 2017, approximately $500,000, in connection with litigation cases, and (ii) a decrease in other expenses.

Other Income (Expenses)

	2018	2017	$ change	% change
Other income (expenses)
Interest income	$509,619	$199	$509,420	255990%
Interest - loans	(4,131,313)	(3,879,021)	(252,292)	7%
Interest - ROU and other capitalized liabilities	(1,672,119)	(767,425)	(904,694)	118%
Interest - related parties	(519,970)	(523,696)	3,726	-1%
Gain (loss) from foreign currency transactions	(1,220,769)	1,334,212	(2,554,981)	-191%
Gain (loss) from disposal of fixed assets	1,337,124	3,481	1,333,643	38312%
Loss on expired ROU assets	-	(580,901)	580,901	-100%
Other income	3,129,585	73,719	3,055,866	4145%
Total other expenses, net	$(2,567,843)	$(4,339,432)	$1,771,589	-41%

Interest income was $509,619 for the year ended December 31, 2018, an increase of $509,420, compared to interest income of $199 in 2017. Increase in interest income mainly resulted from interest charged on short-term loan receivables in 2018.

Interest – loans was $4,131,313 for the year ended December 31, 2018, an increase of $252,292, or 7%, compared to $3,879,021 in 2017. The increase was primarily due to new loans outstanding at the end of 2018.

Interest – ROU and other capitalized liabilities was $1,672,119 for the year ended December 31, 2018, an increase of $904,694, or 118%, compared to $767,425 in 2017. The increase in interest – ROU and other capitalized liabilities in 2018 was primarily due to the interest accrued for SML.

Interest – related parties was $519,970 for the year ended December 31, 2018, a decrease of $3,726, or 1%, compared to $523,696 in 2017.

Loss from foreign currency transactions was $1,220,769 for the year ended December 31, 2018; for the year ended December 31, 0217, the Company had a gain from foreign currency transactions of $1,334,212.

The unpaid loan balance to Sino Pride, a related party, was approximately $13 million. This loan and related interest payable are denominated in US dollars. The Company uses the bank spot exchange rate to record proceeds and repayments in RMB on the Company’s books. By the end of the year, the loan balance and interest payable in US dollars is translated to RMB recorded on Company’s books. The gain or loss will be recognized in the statements of operations. $1,220,769 currency exchange loss in the year ended December 31, 2018 was primarily due to the change of US$/RMB rate. As of December 31, 2018, one US dollar translated to RMB 6.8778, while at December 31, 2017, one US dollar translated to RMB 6.5075. Exchange gain means that the Company needs less RMB to repay the loan and interest payable denominated in the US dollar due to the change of the exchange rate.

Loss on expired ROU assets was $0 for the year ended December 31, 2018, compared to $580,901 in 2017. Loss on expired ROU assets resulted from the termination of leases in 2017. The loss represents the remaining balance of unamortized ROU assets. Most of these leases expired in 2015,2016 and 2017. There were 15 leases that expired, and no gain or loss was recognized in 2018.

Other income was $3,129,585 for the year ended December 31, 2018, compared to $73,719 in 2017. The increase in other income is mainly due to refund of $3,129,521 in property tax and business taxes paid in the previous years.

As a result of the above-mentioned discussion, the Company’s net loss was $4,748,769 for the year ended December 31, 2018, a decrease of $2,243,737, or 32%, compared to net loss of $6,992,506 in 2017.

Liquidity and Capital Resources

The Cash flow generated from our operations is not sufficient to meet our daily operations, including the interest payments on bank loans. The current cash balance is not sufficient to support our renovation plan and repayment of bank loans. The Company will need to seek additional capital resources from our current shareholder, management or employees, outside sources, including through the sale of our equity securities, or from bank loans when available. There is no assurance that additional financing will be available to us. As explained elsewhere, DVPD has been listed as a “dishonest debtor” by the PRC courts and such designation may negatively impact our ability to obtain additional financing.

The Company had cash and cash equivalents of $188,921 and $755,027 as of December 31, 2018 and 2017, respectively. Most of the Company’s funds are kept in financial institutions in China. The Company is subject to the regulations of the PRC, which restrict the transfer of cash from China, except under certain circumstances. Accordingly, such funds may not be readily available to satisfy obligations which are outside the PRC.

On June 28, 2018, DVBM entered into a loan agreement to lend RMB 50,000,000 or $7,265,647 (the “Principal”) to Zhong Ke Chuang Zhan Investment, Ltd, an independent third party (“ZKCZ”). The maturity date of the unsecured loan is June 30, 2019 (the “Maturity Date”). The interest (the “Interest”) shall accrue on the unpaid Principal amount of the loan from July 1, 2018 to September 30, 2018 at a simple rate of 2% per month and from October 1, 2018 to June 30, 2019 at a simple rate of 0.7% per month. All computations of the Interest rate hereunder shall be made based on the daily balance of the Principal amount of the loan. Accrued, but unpaid, interest shall be paid on the Maturity Date.

On July 20, 2014, DVPD entered into a loan agreement (the “RMB 390M Loan”) for $56,171,684 (RMB 390,000,000) long-term borrowing from Harbin Bank (the “Bank”). The RMB 390M Loan was used for “repayment of other bank loans, repayment of shareholder loans and renovations”. Pursuant to the RMB 390M Loan agreement, the interest rate floats at 120% of the similar benchmark loan rate published by the People’s Bank of China. The current benchmark rate for a business loan over 5 years is 4.9% per annum adjusted on October 24, 2015. The average interest rates were 5.9% and 5.97% for the years ended December 31, 2018 and 2017, respectively. Originally, the RMB 390M Loan was to mature on June 19, 2024. On August 17, 2017, the Bank informed DVPD that the Bank agreed the following: (i) to extend the maturity date of the RMB 390M Loan from July 19, 2024 to July 18, 2027; (ii) to extend the initial monthly repayment date from August 20, 2017 to July 20, 2020, during the extended period, the Company has to repay principal of $72,015 (RMB 500,000) per quarter plus monthly interest; and (iii) add Mr. Alex Brown, the controlling shareholder and founder of VCI, as a joint and several guarantor. The RMB 390M Loan agreement includes customary events of default, including DVPD’s failure to pay any principal or interest when due, becoming insolvent, or ceasing operations, or if there is a material adverse change in the assets, business, commitments, or prospects of Dalian Victory. Upon the Bank’s declaration of an event of default under the Loan agreement, it may demand payment in full of all outstanding principal and accrued interest. The RMB 390M Loan balance was $56,267,993 (RMB 387,000,000) and $59,777,180 (RMB 389,000,000) as of December 31, 2018 and December 31, 2017, respectively.

The RMB 390M Loan is secured substantially by the 18,650 square meters (200,747 square feet) of rental properties owned by DVPD and guaranteed jointly by Sino Pride, DVPD, DVBM, and Mr. Alex Brown. If DVPD fails to fulfill the obligations of the relevant provisions of the RMB 390M Loan agreement, each guarantor shall be liable and pay liquidated damages to the Bank. The damages are calculated to be equal to 20% of the principal amount of the loan.

On March 24, 2015, DVPD entered into a bank loan agreement (the “RMB 50M Loan”) to borrow $7,201,498 (RMB50, 000,000). The RMB 50M Loan was used for “renovations”. The interest rate floats at 120% of the similar benchmark loan rate published by the People’s Bank of China. The current benchmark rate for a business loan over 5 years is 4.9% per annum adjusted on October 24, 2015. The average interest rates for the years ended December 31, 2018 and 2017 were 5.90% and 5.92%, respectively. The maturity date of the RMB 50M Loan is July 19, 2024. The RMB 50M Loan Agreement includes customary events of default, including DVPD’s failure to pay any principal or interest when due, becoming insolvent, or ceasing operations, or if there is a material adverse change in the assets, business, commitments, or prospects of DVPD. Upon the Bank’s declaration of an event of default under the loan agreement, the Bank may demand payment in full of all outstanding principal and accrued interest.

The RMB 50M Loan is secured substantially by the 2,053 square meters (22,098 square feet) of rental properties owned by DVPD and guaranteed jointly by Sino Pride, DVPD and DVBM. If DVPD fails to fulfill the obligations of the relevant provisions of the Loan agreement, each guarantor shall be liable and pay liquidated damages to the Bank. The damages are calculated to be equal to 20% of the principal amount of the loan. The Company is required to make the principal and interest payments from April 20, 2015 through the Maturity Date. The RMB 50M Loan balance was $4,348,878 (RMB 29,910,714) and $5,419,571 (RMB 35,267,857) at December 31, 2018 and December 31, 2017, respectively.

On December 21, 2017, DVPD entered into a liquidity loan agreement (the “RMB 23M Loan”) for a principal amount of $3,534,383 (RMB 23,000,000) from Harbin Bank (the “Bank”) with interest at 6.5%, payable monthly. The RMB 23M Loan is to be used for short term liquidity needs. On December 28, 2017, DVPD borrowed $1,844,026 (RBM 12,000,000). The term of the loan is one year and was due on December 20, 2018. Upon the maturity date, the entire principal amount is required to be paid. DVPD can elect to repay the loan before the maturity date upon 30 days prior notice to the Bank. On January 19, 2018, DVPD borrowed an additional $1,690,357 (RBM 11,000,000). DVPD may choose to extend the term of the loan after obtaining prior written consent from the Bank at least 15 days prior to the maturity date. The loan agreement includes customary events of default, including DVPD’s failure to pay any principal or interest when due, becoming insolvent, or ceasing operations, or if there is a material adverse change in the assets, business, commitments, or prospects of DVPD. Upon the Branch’s declaration of an event of default under the loan agreement, the Branch may demand repayment in full of principal and accrued interest. The Loan also includes a dividend blocker. The RMB 23M loan is secured by the same collateral as the RMB 50M loan and is guaranteed jointly by DVBM and Sino Pride. The Company did not make repayment at the date of due, DVPD is still negotiating the extended term of the loan with the bank.

On September 29, 2017, DVPD entered into a liquidity loan agreement (the “RMB 9M Loan”) with the Dalian Economic Development Zone Branch of the Bank (the “Branch”), pursuant to which DVPD borrowed $1.3 million (RMB 9 million) from the Bank with interest at 6.5% payable monthly. The loan was due on September 24, 2018. The RMB 9M loan was used for short term liquidity needs and guaranteed jointly by Alex Brown, DVPD and DVBM. The RMB 9M Loan was repaid on December 29, 2017.

On September 27, 2018, DVPD acquired $2,891,727 (RMB19,900,000) short-term loan from Harbin Bank. The loan requires interest at 6.50% per annum and expires on September 12, 2019. The use of loan proceeds is restricted to pay principal and interest amounts owed to Harbin Bank.

Sino Pride is a major cash source to the operations of DVPD and DVBM. In the period from 1996 to 2008, DVPD received total loans of $38,683,297 from Sino Pride and repaid $20,710,919 in the period from 1998 to 2014. In 2015, repayment amount was $4,068,630. Loan payable to Sino Pride bears interest at 8% per annum. As of December 31, 2018, remaining principal payable was $13,303,748 and interest payable was $8,531,941. Related party loan has been eliminated in accompanying consolidated financial statements.

DVDC contributed land use rights and infrastructures totaling $20,000,000 to DVPD in December 2000. Among this $20,000,000 contribution, $6,800,000 was recorded as registered capital, and $13,200,000 was recorded as loan payable by DVDC per December 2000 agreement. The loan is payable when DVPD is profitable. Loan principal $3,300,000 (25% of $13,200,000) bears interest at 8% per annum. The remaining balance of principal bears interest at benchmark bank rate of China, which was 5.88% at December 31, 2018.

Due to shareholder represents the investment amount that Sino Pride received from its former shareholders, which was assigned to current shareholder Mr. Alex Brown. Loan payable to shareholder was $64,151,148 and $63,020,584, respectively at December 31, 2018 and 2017. The balance due to shareholder bears no interest and is payable on demand.

As of December 31, 2018, the Company had property financing agreements payable of $79,904,620, lease liabilities payable of $612,125, expired lease-back payables of $5,456,883, and buy-back payables of $4,186,382. As of December 31, 2018, there were total of 518 lawsuits against the Company in Dalian City, China. Litigants claimed that the Company did not buy back the property pursuant to the sales contract or the Company did not pay the promised lease-back rent on time. These claims amounted to $23,456,741 (RMB 161,330,771). These payables were included in and reported under the caption of “Property financing agreements payable”, “Lease liabilities payable” and “Other payables”. As of December 31, 2018, the Company accrued $4,800,348 for possible extra litigation charges. The Company will record attorney fees when invoiced. The attorney fees in connection with litigation cases was $97,071 and $666,599 for December 31, 2018 and 2017, respectively.

These lawsuits are caused by our failure to buy back the properties when requested to or our failure to pay rents for certain lease-back units. Subsequently, certain units owned by DVPD have been frozen from transfer or disposition by the courts. DVPD has been restricted from free transfer, disposal and pledged its 5% equity interest in DVBM from March 2, 2017 to March 1, 2019. The 5% equity interest in DVBM is still restricted currently. In addition, DVPD has been listed as a “dishonest debtor” by the courts. Once listed as a dishonest debtor, DVPD can be imposed with certain restrictions in connection with commercial loans at the banks’ discretion; the purchase or transfer of properties and land use rights; and renovation, upgrade or renovation of properties. In addition, the bank accounts of DVPD are frozen by the courts which allows the inflow of cash to the bank accounts but prohibits the outflow of cash.

Management believes that the recorded total property financing agreements payable, buy-back payables, lease-back liabilities payable and expired lease payable liabilities of $94,960,358 is a reasonable estimation. Should the settlement of these liabilities exceed management’s estimates, additional accruals will be necessary.

To address our capital needs in 2018 and going forward, we have engaged SML to buy back certain properties and have been actively negotiating with owners to resolve the litigation cases. In addition, we plan to raise capital through an equity or debt offering and obtain loans from the banks once DVPD is removed from the dishonest debtor listing and borrow from our shareholders if necessary to implement our renovation plan to develop Victory Plaza into a modern multi-functional shopping center and fund future operations. Failure to raise adequate capital and generate adequate revenues could result in the Company having to curtail or cease operations.

In addition, the PRC government imposes controls on the convertibility of the renminbi, or “RMB” into foreign currencies and, in certain cases, the remittance of currency out of China. Shortages in the availability of foreign currency may restrict the ability of our PRC subsidiaries to remit sufficient foreign currency to pay dividends or other payments to us, or otherwise satisfy their foreign currency denominated obligations. Please see “Regulations Regarding Foreign Exchange” on page 14-15.

Pursuant to the Registration Statement on Form S-1 initially filed with the SEC on November 7, 2018, which was declared effective on February 14, 2019, the Company closed its initial public offering on March 28, 2019. As of March 28, 2019, there were total of 30 individual investors signed “Subscription Agreement” to purchase the shares of the Common Stock of the Company. The offering price was $1 US dollar per share, and 1,011,000 shares were sold. As of April 16, 2019, $262,000 has been wired into our US bank account and $749,000 has been deposited into DVBM’s bank account.

Cash Flows

Cash and cash equivalents were $188,921 and $755,027, as of December 31, 2018 and 2017, respectively. Cash and cash equivalents decreased by $554,798 and increased by $841,155 during 2018 and 2017, respectively. The following table shows the changes in cash flows.

	2018	2017	$ Change
Net Cash Provided by (Used in) Operating Activities	$1,787,675	$(984,844)	$2,772,519
Net Cash Used in Investing Activities	(7,412,372)	(69,827)	(7,342,545)
Net Cash Provided by Financing Activities	5,076,475	1,885,953	3,190,522
Effect of exchange rate changes on cash and cash equivalents	(6,576)	9,873	(16,449)
Net increase (decrease) in cash and cash equivalents	$(554,798)	$841,155	$(1,395,953)

Operating Activities

Cash flows from operating activities primarily consist of cash inflows from tenant rentals and management fee income payments, and tenant property expense reimbursements and cash outflows for property operating costs, selling expenses, business taxes, and general and administrative expenses.

In 2018, net cash provided by operating activities was $1,787,675. The net cash provided by operating activities was primarily from $1,361,866 in non-cash depreciation and amortization, $1,220,769 in non-cash foreign currency exchange loss on loan and interest repayments to a related party, an increase in other payables of $2,942,626, and increase in property financing agreements payables of $1,665,273, offset by $4,748,769 in net loss, $1,337,124 in gain on sale/disposal of fixed assets, short-term loan interest receivable of $495,943, and changes in working capital and others of $1,178,977.

In 2017, net cash used in operating activities was $984,844. The net cash used in operating activities was primarily from $6,992,506 in net loss, $1,334,293 in non-cash foreign currency exchange gain on loan and interest repayments to a related party, and $810,467 decrease in deferred rental income, offset by $1,369,206 in non-cash depreciation and amortization expenses, an increase of $4,214,397 in other payables, a decrease of $922,566 in prepaid expense and other assets, $580,901 in loss on expired ROU asset, and change in working capital and others of $1,065,352.

Investing Activities

Cash flows from investing activities are impacted by the nature, timing and extent of investments and improvement in our shopping center, including capital expenditures associated with leasing and renovation efforts, and our acquisition and disposition plans. Capital used in or provided from these activities can vary significantly from period to period based on the volume and timing of these activities.

In 2018, net cash used in investing activities was $7,412,372 which was primarily from an advance of $8,923,642 for a short-term loan receivable, $150,688 in capital expenditures – fixed assets and improvements, offset by cash of $1,661,958 received for disposition of fixed assets. During 2018, the Company sold 26 properties with 7,460 square feet (693 square meters) to third parties without buy-back options. Those sales were considered as final.

In 2017, net cash used in investing activities was $69,827 of which $75,967 was made for capital expenditures in fixed assets and improvements.

Financing Activities

Cash flows from financing activities are impacted by the nature, timing and extent of borrowings and repayments of loans and advances from banks and related parties.

In 2018, net cash provided by financing activities was $5,076,475 which was due to $4,668,591 in proceeds from bank loans, $1,362,472 in advances from our principal shareholder, and $156,981 in advances from a related individual, offsets by $1,111,569 in repayment of bank loans.

In 2017, net cash provided by financing activities was $1,885,953 which was due to $1,775,463 in proceeds from bank loans and $1,051,063 in advances from our principal shareholder, offset by the repayment of bank loans of $940,573 in 2017.

Cash, cash equivalents and restricted cash consist of following at December 31, 2018 and 2017, respectively.

	December 31, 2018	December 31, 2017
Cash	$188,921	$755,027
Restricted cash	130,199	118,891
Cash, cash equivalents and restricted cash	$319,120	$873,918

In the normal course of business, we also face risks that are either non-financial or non-qualitative. Such risks from the numerous lawsuits that the Company is involved with principally include legal risk. For a discussion of other factors which may adversely affect our liquidity and capital resources, please see the section titled “Risk Factors” in this prospectus.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The audited financial statements of the Company for the fiscal year ended December 31, 2018, and the notes thereto are set forth on page F-1 through F-33 of this Annual Report.

ITEM 9. CHANGES IN REGISTRANT’S CERTIFYING ACCOUNTANT

Dismissal of RBSM LLP (“RBSM”)

On February 28, 2019, the Board of Directors (the “Board”) of Victory Commercial Management Inc. (the “Company”) decided not to re-elect RBSM LLP (“RBSM”) as the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2018, effective immediately. The reports issued by RBSM with respect to the Company’s consolidated financial statements as of December 31, 2017 and 2016, and for the two years then ended did not contain an adverse opinion or a disclaimer of opinion, except that the reports stated that substantial doubt was raised about the Company’s ability to continue as a going concern as of December 31, 2017.

During the Company’s years ended December 31, 2017 and 2016, and through the subsequent interim period preceding RBSM’s dismissal,, there were (i) no “disagreements” (as that term is described in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) between the Company and RBSM on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to RBSM’s satisfaction, would have caused RBSM to make reference thereto in their reports, and (ii) no “reportable events” (as that term is described in Item 304(a)(1)(v) of Regulation S-K).

Effective February 28, 2019, the Company appointed Wei Wei & Co., LLP (“Wei Wei”) as the Company’s independent registered public accounting firm. The Board approved of the appointment of Wei Wei as of February 28, 2019. Wei Wei audited the Company’s consolidated financial statements as of and for the fiscal years ended December 31, 2018 and will review the Company’s unaudited quarterly consolidated financial information for the quarters ending March 31, 2019, June 30, 2019 and September 30 ,2019.

During the two most recent fiscal years and through the subsequent interim period preceding Wei Wei’s engagement, the Company has not consulted with Wei Wei regarding (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report was provided to the Company nor oral advice was provided that WWC concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue, or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2018. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officers also confirmed that there was no change in our internal control over financial reporting during the year ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our president (our principal executive officer, principal financial officer and principal accounting officer), as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation, under the supervision and with the participation of our president (our principal executive officer, principal financial officer and principal accounting officer) of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. The evaluation of our disclosure controls and procedures included a review of the disclosure controls’ and procedures’ objectives, design, implementation and the effect of the controls and procedures on the information generated for use in this report. In the course of our evaluation, we sought to identify data errors, control problems or acts of fraud and to confirm the appropriate corrective actions, if any, including process improvements, were being undertaken. Our management concluded that, as of the end of the period covered by this annual report, our disclosure controls and procedures were not effective.

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Any system of internal control, no matter how well designed, has inherent limitations, including the possibility that a control can be circumvented or overridden and misstatements due to error or fraud may occur and not be detected in a timely manner. Also, because of changes in conditions, internal control effectiveness may vary over time. Accordingly, even an effective system of internal control will provide only reasonable assurance with respect to financial statement preparation. In addition, the design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Therefore, any current evaluation of controls cannot and should not be projected to future periods.

Management assessed our internal control over financial reporting as of the year ended December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the report entitled “2013 Internal Control-Integrated Framework.”

Based on management’s assessment using the COSO criteria, management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2018, due to the existence of the following material weaknesses:

●	As of December 31, 2018, there was a lack of accounting personnel with the requisite knowledge of Generally Accepted Accounting Principles (“GAAP”) in the U.S. and financial reporting requirements of the Securities and Exchange Commission;

●	As of December 31, 2018, there were insufficient written policies and procedures to ensure the correct application of accounting and financial reporting with respect to the current requirements of GAAP and SEC disclosure requirements.

●	As of December 31, 2018, there was a lack of segregation of duties.

●	As of December 31, 2018, the Company found errors in previous reported financial statements and restated financial statements as of and for the year ended December 31, 2016.

●	As of December 31, 2018, there was no independent audit committee.

Notwithstanding the existence of these material weaknesses in our internal control over financial reporting, our management believes that the financial statements included in its reports fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented. We continue to evaluate the effectiveness of internal controls and procedures on an on-going basis. Once our cash flows from operations improve to a level where we are able to hire additional personnel in financial reporting, we plan to improve our internal controls and procedures by hiring an experienced controller and building an internal accounting team with sufficient in-house expertise in US GAAP reporting. However, due to the limited cash flow we are currently having, we cannot assure you when we will be able to implement those remediation methods.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of December 31, 2018, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table presents information with respect to our officers and directors as of the date of the filing:

Directors and Executive Officers

Name	Age	Position
Alex Brown	45	President, Treasurer and Chairman of the Board, Chief Executive Officer and Interim Chief Financial Officer and Principal Accounting Officer
Jiang Wang	37	Director
Guiqing Liu	73	Director

Mr. Brown (a.k.a. “You Chang”), President, Chief Executive Officer, Interim Chief Financial Officer and Princiapl Accounting Officer, Treasurer and Chairman. Alex Brown is the founder of Victory Commercial International Ltd, Skyview Holdings LLC, Victory Commercial Management Inc., and Victory Commercial Investment Ltd. and he acquired ownership of Sino Pride through his indirect holding of Victory Commercial Investment Ltd. in November 2016. Mr. Brown was the accountant and then chief marketing officer at Dalian Limeishun Coating & Resin Co., Ltd. from September 1995 to September 2005. In October 2005, Mr. Brown founded Dalian Yiwen International Trade Co., Ltd. in the business of international trading. Mr. Brown has been a director of Sino Pride since December 2016 after he acquired Sino Pride. Mr. Brown graduated from Dongbei University of Finance and Economics in December 1995 with a College Degree majoring in Accounting.

Guiqing Liu, Director. Mrs. Guiqing Liu has been administration manager for purchase department at DVPD since September 2007. Before joining the Company, she worked as a manager at logistics department of Jingzhou Railway Bureau from May 1986 to June 1993. Mrs. Liu graduated from Liaoning Xiongxue Agriculture College with a College Degree majoring in Agriculture.

Jiang Wang, Director. Mr. Wang has been manager of Human Resources department at DVPD since March 2011. Before joining the Company, he worked at Fuxin Chemical Equipment Limited responsible for Human Resources from July 2006 to February 2011. Mr. Wang graduated from Fuxin College with a College Degree majoring in Management.

Our former Chief Financial Officer Xiaolong Zhou resigned from his position on May 9, 2019 due to personal reason. On the same day, the Board accepted his resignation and appointed Alex Brown as Interim Chief Financial Officer and Principal Accounting Officer, effective immediately, until the Board appoints suitable and permanent substitute.

Committees of the Board of Directors

All proceedings of our board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the corporate laws of the state of Nevada and the bylaws of our Company, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Our Company currently does not have nominating, compensation committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes that the functions of such committees can be adequately performed by our directors.

Our Company does not have any defined policy or procedure requirements for shareholders to submit recommendations or nominations for directors. The directors believe that, given the early stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our company does not currently have any specific or minimum criteria for the election of nominees to the board of directors and we do not have any specific process or procedure for evaluating such nominees. Our directors assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our president, at the address appearing on the first page of this Registration Statement.

We believe that the member of our board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date. In addition, we currently do not have nominating, compensation or audit committees or committees performing similar functions nor do we have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes the functions of such committees can be adequately performed by our board of directors.

Code of Ethics

The Company has not adopted a code of business conduct and ethics that applies to their director, officers, and all employees, but is in the process of preparing to do so.

Family Relationships

There are no family relationships among the directors and executive officers of the Company.

Directors’ Compensation

We have not paid any cash compensation to our Board of Directors (“Board”) for their services as our directors.

The Company will reimburse its Board for reasonable expenses in connection with attendance at board and committee meetings. the Board will also be eligible to receive stock options offered by our company from time to time. No options have been granted to our Board.

Involvement in Certain Legal Proceedings

Except as indicated above, to the best of our knowledge, none of our directors or executive officers has, during the past ten years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

●	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, by any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

●	been found by a court of competent jurisdiction in a civil action or by the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Corporate Governance

The business and affairs of the company are managed under the direction of our Board. We have conducted Board meetings regularly since inception. Each of our directors has attended all meetings either in person, via telephone conference, or through written consent for special meetings. In addition to the contact information in this annual report, the Board has adopted procedures for communication with the officers and directors as the date hereof. Each stockholder will be given specific information on how he/she can direct communications to the officers and directors of the Company at our annual stockholders’ meetings. All communications from stockholders are relayed to the members of the Board.

Board Leadership Structure and Role in Risk Oversight

Our Board is primarily responsible for overseeing our risk management processes. The Board receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding our company’s assessment of risks. The Board focuses on the most significant risks facing our company and our company’s general risk management strategy, and also ensures that risks undertaken by our company are consistent with the Board’s appetite for risk. While the Board oversees our company’s risk management, management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing our company and that our Board leadership structure supports this approach.

Our Board oversees, among other things, the company’s policies, guidelines and related practices regarding risk assessment and risk management, including the risk of fraud. As part of this endeavor, the Board reviews and assesses the Company’s major financial, legal, regulatory, environmental and similar risk exposures and the steps that management has taken to monitor and control such exposures. The Board also reviews and assesses the quality and integrity of the Company’s public reporting, the company’s compliance with legal and regulatory requirements, the performance and independence of the Company’s independent auditors, the performance of the Company’s internal audit department, the effectiveness of the Company’s disclosure controls and procedures, and the adequacy and effectiveness of the company’s risk management policies and related practices.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

We believe that our executive officers and directors and persons who own more than 10% of a registered class of our equity securities are not subject to reporting requirements under Section 16(a) of the Securities Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION.

The particulars of the compensation paid to the following persons:

(a)	principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years 2018, 2017, and 2016; and

(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended December 31, 2018, 2017, and 2016, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Alex Brown,	2018	87,910	-	-	-	-	-	-	87,910
President, CEO	2017	-	-	-	-	-	-	-	-
and Chairman (1)	2016	-	-	-	-	-	-	-	-

	2018	125,000	-	-	-	-	-	-	125,000
Xiaolong Zhou,	2017	-	-	-	-	-	-	-	-
(2)	2016	-	-	-	-	-	-	-	-

	2018	-	-	-	-	-	-	-	-
Jiang Wang,	2017	-	-	-	-	-	-	-	-
Director (3)	2016	-	-	-	-	-	-	-	-

	2018	-	-	-	-	-	-	-	-
Guiqing Liu,	2017	-	-	-	-	-	-	-	-
Director (4)	2016	-	-	-	-	-	-	-	-

(1) Mr. Alex Brown was appointed as the CEO and Chairman of the Company on November 10, 2017, and Interim Chief Financial Officer and Principal Accounting Officer on May 7, 2019.

(2) Mr. Xiaolong Zhou, former CFO of the Company, was appointed on December 12, 2017 and resigned on May 9, 2019.

(3) Mr. Jiang Wang was appointed as the director of the Company on November 10, 2017.

(4) Mrs. Guiqing Liu was appointed as the director of the Company on November 10, 2017.

During the fiscal years ended December 31, 2017, there was no compensation provided to the named executive officers by the Company. During the fiscal year ended December 31, 2018, the compensation provided was base salary to two named executive officers, the CEO and CFO of the Company.

The base salary paid to Mr. Xiaolong Zhou, the former CFO of the Company was $12,500 per month during the fiscal year ended December 31, 2018. The Company paid 10 months of compensation to Xiaolong Zhou, $125,000 in total for 2018. The base salary paid to Mr. Alex Brown, the CEO, CFO and Chairman of the Company was approximately $10,000 per month during the fiscal year ended December 31, 2018. The Company paid 9 months of compensation to Alex brown, $87,910 in total for 2018. The compensation amount was set at the level deemed necessary to attract and retain an individual with superior talent commensurate with his relative expertise and experience and has been orally agreed to between the parties.

Option Grants in Last Fiscal Year

The company did not grant any options in the fiscal year ended December 31, 2018.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement, or similar benefits for directors or executive officers. We have no material bonus or profit-sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the Board of Directors or a committee thereof.

Employment Agreements

The Company does not currently have employment agreements with any of the named executives’ officers but plans to enter into employment agreements with certain executive officers, as deemed appropriate by the Company. Each of the named executive officers has a full-time position with the Company and performs its duties and services customary and appropriate to its position and as the Company may from time-to-time assign.

Equity Compensation Plan

None of the Named Executive Officers currently hold equity compensation awards.

Directors’ and Officers’ Liability Insurance

The Company currently does not have insurance for directors and officers against liability; however, the Company is in the process of investigating the availability of such insurance.

Change of Control Compensatory Plans

As of December 31, 2018, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of termination of employment or change in control of us.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding our shares of Common Stock beneficially owned as of the date hereof, for (i) each stockholder known to be the beneficial owner of 5% or more of the Company’s outstanding shares of Common Stock, (ii) each named executive officer and director, and (iii) all executive officers and directors as a group. A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, at the address of: 3rd Floor, 369 Lexington Ave, New York, NY 10017.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Common Stock (1)
Alex Brown (2)	20,700,000	95%
Skyview Holdings LLC (2)	20,700,000	95%
All directors and executive officers as a group (4 people)	20,700,000	95%
5% Shareholders:
Victory Commercial International Ltd.	20,700,000	95%

(1)	Based on 21,711,000 shares of Common Stock outstanding as of the date hereof.

(2)	Alex Brown indirectly owns and controls 20,700,000 shares of Common Stock through his 100% ownership of Victory Commercial International Ltd., a British Virgin Islands company which is the sold member of Skyview Holdings LLC, a Wyoming limited liability company, who is the record holder of 20,700,000 shares of Common Stock.

Changes in Control

Iven International Group Limited, a company registered in Hong Kong, acquired the 100% ownership interest of Sino Pride in November 2016 and in September 2017, Iven transferred such ownership interest to VCI. Alex Brown owned and continues to own 100% equity interest of Iven when Iven acquired ownership interest of Sino Pride, transferred such ownership interest to VCI and as of the date of this registration statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

The following includes a summary of certain transactions in the years ended December 31, 2018 and 2017, of which we were or are to be a participant and the amount involved exceeded or exceeds $120,000 and in which any related person had or will have a direct or indirect material interest (other than compensation described in Item 11 of this Report). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

Loans from a Related Party

The Company had been financing its operations from Sino Pride, DVDC, the holder of the 20% equity interest of DVPD and its shareholder.

Loan payable to related party consists of following as of December 31, 2018 and 2017

	2018	2017
Loan payable to DVDC	$10,723,778	$11,333,999
Due to related individual	792,502	541,884
Loan payable to related parties	$11,516,280	$11,875,883

Loan Payable to DVDC

DVDC contributed land use rights and infrastructures valued at $20,000,000 to DVPD. Among this $20,000,000 contribution, $6,800,000 was recorded as registered capital, $13,200,000 was recorded as loan payable to DVDC per the December 25, 2000 agreement. The loan is payable when DVPD is profitable. Loan principal $3,300,000 (25% of $13,200,000) bears interest at 8% per annum. The interest rate for remaining balance of principal is the bank loan rate published by Bank of China, which was 5.88% at December 31, 2018.

Loan payable to DVDC was initiated in US dollars and related interest calculations are based on the principal in US dollar per the loan agreement. However, the loan agreement did not specify which currency will be used when the loan is repaid. Considering that DVDC is a Chinese entity and located in China, loan and interest payments must be in RMB, therefore, RMB is the currency to record the principal and interest payable in the Company’s book. Any gain or loss resulted from translation of the financial statements will be recorded at “accumulated comprehensive income (loss)” section. RMB109,356,000 loan payable to DVDC was translated from $13,200,000 US dollar at the historical rate.

Loan payable to DVDC consists of following at December 31, 2018 and 2017.

	2018	2017
Loan principal	$13,200,000	$13,200,000
Advance payments for infrastructure construction	(5,685,747)	(5,685,747)
Other payable to DVDC	215,136	215,136
Net loan payable to DVDC in RMB	7,729,389	7,729,389
Foreign exchange effect	2,994,389	3,604,610
Net loan payable to DVDC in US$	$10,723,778	$11,333,999

Accrued interest expense – related parties were $519,970 and $523,696 for the years ended December 31, 2018 and 2017, respectively. Total accrued interest payable to related parties was $11,121,817 and $11,223,684 at December 31, 2018 and 2017, respectively.

Due to Related Individual

One related individual, the spouse of our major shareholder provided working capital for our US office expenses. As of December 31, 2018, and 2017, the amount due to this individual were $792,502 and $541,884, respectively. The amount due to the related individual is interest free and is due on demand.

Loan Payable to Sino Pride

Sino Pride has been major source of fund for the operations of DVPD and DVBM. In the period from 1996 to 2008, DVPD received loans of $38,683,297 from Sino Pride and repaid $20,710,919 in the period from 1998 to 2014. In 2015, total repayments were $4,068,630. Loan payable to Sino Pride bears interest at 8% per annum. Pursuant to FASB ASC 830-20-35-1, the intra-entity (intercompany transactions) foreign currency transactions whose terms are denominated in the currency other than the entity’s functional currency and settlement is anticipated in the foreseeable future (hence not long-term investment nature), requires the increases or decreases in expected functional currency cash flows to be included in determining income (loss) in the periods as gain (loss) from foreign currency transactions.

The loan payable to Sino Pride is denominated in US dollar. The loan was for working capital and is not designed as an investment. The repayment is required when the Company is profitable or is available to make repayment. The transactions of loan proceeds and repayment are dominated in US dollars. The Company uses the bank spot exchange rate to record proceeds and repayments in RMB in the Company’s books. By the end of the year, the US$ loan balance and interest payable will be translated to RMB and recorded on DVPD and DVBM’s books.

Loan, repayment and accrued interest to Sino Pride as of December 31, 2018 and 2017 are as following.

Loan Payable to Sino Pride
Loan balance at December 31, 2016	$13,903,748
Repayment in 2017	(400,000)
Loan balance at December 31, 2017	$13,503,748
Repayment in 2018	(200,000)
Loan balance at December 31, 2018	$13,303,748

Interest Payable to Sino Pride
Interest payable - 12/31/2016	$6,347,629
Accrued interest in 2017	1,104,344
Repayments in 2017	-
Interest payable - 12/31/2017	$7,451,973
Accrued interest in year ended December 31, 2018	1,079,968
Repayments in 2018	-
Interest payable – 12/31/2018	$8,531,941

The above inter-company loan payable of $13,303,748 and $13,503,748, and accrued interest payable of $8,531,941 and $7,452,015 at the year ended December 31, 2018 and 2017, respectively, have been eliminated in the accompanying consolidated financial statements. The interest expense of $1,079,926 and $1,104,344 for the years ended December 31, 2018 and 2017, respectively, has been eliminated in the accompanying consolidated financial statements.

Loan Payable to Shareholder/Due to Shareholder

Due to shareholder represents the investment amount that Sino Pride received from its former shareholders, which was assigned to the Company’s major shareholder Mr. Alex Brown. Loan payable to shareholder was $64,151,148 and $63,020,584, at December 31, 2018 and 2017, respectively. The balance due to shareholder bears no interest and is payable on demand.

Transfer of Ownership of Sino Pride

Iven International Group Limited, is a company registered in Hong Kong (“Iven”). From October 31, 2016 to June 30, 2017, Alex Brown beneficially owned 100% of Iven, among which, a 70% equity interest was held directly, and a 30% equity interest was held indirectly through Dalian Yiwen New Materials Technology Development Co., Ltd, a PRC entity 80% owned by Alex Brown and 20% owned by his spouse. On June 30, 2017, Alex Brown and Dalian Yiwen New Material Technology Development Co., Ltd transferred their respective ownership of Iven to Winner Ascent Investment Limited, a Hong Kong limited liability company solely owned by Alex Brown.

On November 2016, Iven entered and executed an agreement of “Assignment of Common Stock and Debt Rights” (“the Original Agreement”) from VP Holding. Pursuant to the Original Agreement, Iven acquired all 30,000,000 shares of common stocks of Sino Pride then outstanding and assumed debt rights (Sino Pride owned to VP Holding) for a nominal consideration of HK$ 1 (approximately US$0.13) from VP Holding.

On September 4, 2017, VCI signed “Assignment of All Outstanding Shares and All Debt Right Agreement” (“the Agreement”) with Iven. Pursuant to the Agreement, VCI acquired all 30,000,000 shares of common stock of Sino Pride then outstanding and assumed shareholder debt and loan rights of HK$493,807,633 (approximately $64,208,000) (Sino Pride owed to VP Holding) included outstanding shareholder loan of HK$ 408,409,628 (approximately $53,093,000) for nominal consideration of HK$ 1 (approximately US$0.13) from Iven. The transfer was part of the restructuring to prepare the Company for listing in the U.S. capital market.

Collateral of Company’s Asset

On May 18, 2017, totaled 140 square meters (1,507 square feet), owned by the Company as collaterals to help one unrelated individual to acquire a $770,000 (RMB5,000,000) 12 months bank loan. There was no profit or gain for the Company to provide collateral to such bank loan. The 12 months period was past due. The collateral of Company’s properties exposed the Company in a material risk to a loss in the case of the individual is insolvent and failed to return the bank loan.

On May 18, 2017, the Company provided 7 units of rental properties, totaling 138 square meters (1,485 square feet), owned by the Company as collaterals to help one related individual, who is a board member of DVPD, to acquire a $770,000 (RMB 5,000,000) 12-month bank loan. There was no gain or profit for the Company to provide collateral to this individual. The 12 months period is now past due. The collateral of Company’s properties exposed the Company to a material risk of loss if the individual is insolvent and fails to repay the bank loan.

On May 18, 2017, the Company provided 2 units of rental properties, totaled 15 square meters (161 square feet), owned by the Company as collateral to help one individual, an employee of DVPD (now a former employee), to acquire a $770,000 (RMB 5,000,000) 12-month bank loan. There was no profit or gain for the Company to provide collateral for such bank loan. The 12 months period is now past due. The collateral of Company’s properties exposes the Company to material risk of loss if the individual is insolvent and failed to return the bank loan.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

For the Company’s fiscal years ended December 31, 2018 and 2017, we were billed approximately $240,000 and $130,000 for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

There were no fees for audit related services for the years ended December 31, 2018 and 2017.

Tax Fees

For the Company’s fiscal years ended December 31, 2018, we engaged our principal auditor, UHY Advisors Inc., and were billed approximately $10,600 and $0, respectively, for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2018 and 2017.

Effective May 6, 2003, the SEC adopted rules that require that before our independent registered public accounting firm is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

●	approved by our audit committee; or

●	entered into pursuant to preapproval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee’s responsibilities to management.

We do not have an audit committee. Our Board preapproves all services provided by our independent registered public accounting firm. However, all of the above services and fees were reviewed and approved by the Board for the respective services were rendered.

PART IV

ITEM 15. EXHIBITS

(a) The following documents are filed as part of this report:

(1) Financial Statements and Report of Independent Registered Public Accounting Firm, which are set forth in the index to Consolidated Financial Statements on pages F-1 through F-33 of this report.

(2) Financial Statement Schedule: None.

(3) Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation (incorporated by reference to our Form S-1 (file No. 333-228242) filed with the Securities and Exchange Commission on November 7, 2018)

3.2	Bylaws (incorporated by reference to our Form S-1 (file No. 333-228242) filed with the Securities and Exchange Commission on November 7, 2018)

10.1	Subscription Agreement (incorporated by reference to our Form S-1 (file No. 333-228242) filed with the Securities and Exchange Commission on November 7, 2018)

10.2	Strategy Cooperation Agreement with Sheng Ma Lin Trading Ltd., dated December 29, 2017 (incorporated by reference to our Form S-1 (file No. 333-228242) filed with the Securities and Exchange Commission on November 7, 2018)

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

32.2	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 13, 2019

Victory Commercial Management Inc.

By:	/s/ Alex Brown
Alex Brown
President, Chief Executive Officer, Interim Chief Financial Officer and Principal Accounting Officer
Treasurer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on the May 13, 2019

Name	Position

/s/ Alex Brown
Alex Brown	Chairman of the Board, Chief Executive Officer, Interim Chief Financial Officer and Principal Accounting Officer

/s/ Jiang Wang
Jiang Wang	Director

/s/ Guiqing Liu
Guiqing Liu	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Victory Commercial Management Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Victory Commercial Management Inc. and subsidiaries (the Company) as of December 31, 2018, and the related consolidated statements of operations, comprehensive loss, stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has a significant accumulated deficit, incurred recurring losses, and generated negative cash flow from operating activities that indicate the Company may not be able to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans, regarding those matters are also described in Note 2 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to that matter.

/s/ Wei, Wei & Co., LLP

We have served as the Company’s auditor since 2019

Flushing, New York

May 13, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

Victory Commercial Management Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Victory Commercial Management Inc. and Subsidiaries (the “Company”) as of December 31, 2017, and the related consolidated statements of operations and comprehensive loss, changes in deficit, and cash flows for the year ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has a significant accumulated deficit, incurred recurring losses, and generated negative cash flow from operating activities. These matters raise substantial doubt the Company’s ability to continue as a going concern. Management’s plans, with respect to these matters are also described in Note 2 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RBSM LLP

We have served as the Company’s auditors since 2017.

New York, New York

June 28, 2018

VICTORY COMMERCIAL MANAGEMENT INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2018	December 31, 2017
ASSETS

Rental properties, net	$22,519,082	$25,110,414
Cash and cash equivalents	188,921	755,027
Restricted cash	130,199	118,891
Tenant and sundry receivables, net of allowance for doubtful accounts	1,132,691	311,051
Prepaid expenses and other assets	697,756	475,320
Property and equipment, net	634,589	785,354
Intangible assets, net	23,083	-
ROU assets, net	422,905	142,205
Short-term loan and interest receivable	7,616,300	-
TOTAL ASSETS	$33,365,526	$27,698,262

LIABILITIES AND DEFICIT

Liabilities:
Bank loans payable, net	$66,458,934	$66,569,656
Property financing agreements payable	79,904,620	78,219,579
Accounts payable and accrued liabilities	4,747,604	3,881,717
Deferred rental income	4,610,478	4,260,775
Lease liabilities payable	612,125	725,426
Other payables	19,594,875	23,222,476
Loan payable to related parties	11,516,280	11,875,883
Due to shareholder	64,151,148	63,020,584
Interest payable to related party	11,121,817	11,223,684
Total Liabilities	262,717,881	262,999,780

Commitments and Contingencies	-	-

Deficit:
Victory Commercial Management Inc. Shareholder’s Deficit
Common stock, $0.0001 par value, 600,000,000 shares authorized; 20,700,000 shares issued and outstanding *	2,070	2,070
Paid-in capital	10,816,289	10,816,289
Accumulated deficit	(194,188,636)	(190,411,237)
Accumulated other comprehensive loss	(3,739,981)	(12,439,971)
Total stockholder’s deficit attributable to the Company’s common shareholder	(187,110,258)	(192,032,849)
Noncontrolling interest	(42,242,097)	(43,268,669)
Total Deficit	(229,352,355)	(235,301,518)

TOTAL LIABILITIES AND DEFICIT	$33,365,526	$27,698,262

*	Prior to the self-underwritten public offering, the Company had outstanding 20,700,000 common shares issued in connection with the corporate restructuring (Note 1). All references to numbers of common shares and per share amounts in the accompanying consolidated financial statements have been adjusted to reflect such issuance of shares on a retrospective basis.

The accompanying notes are an integral part of these consolidated financial statements.

VICTORY COMMERCIAL MANAGEMENT INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31,

	2018	2017
Revenues
Rental income	$3,758,060	$3,297,000
Management fee income	5,653,687	5,001,813
Other income	577,292	497,968
Total revenues	9,989,039	8,796,781

Operating expenses
Selling expenses	4,566,741	4,608,342
Depreciation and amortization	1,361,867	1,369,206
Leases expenses	2,364,004	2,593,033
Payroll and payroll related expenses	1,759,585	931,505
Business taxes	496,243	472,367
Operating lease expense	504,401	126,852
Other general and administrative expenses	1,117,124	1,348,550
Total operating expenses	12,169,965	11,449,855

Loss from operations	(2,180,926)	(2,653,074)

Other income (expenses)
Interest income	509,619	199
Interest expense - loans	(4,131,313)	(3,879,021)
Interest expense - ROU and other liabilities	(1,672,119)	(767,425)
Interest expense - related parties	(519,970)	(523,696)
Gain (loss) from foreign currency transactions	(1,220,769)	1,334,212
Gain on disposal of fixed assets	1,337,124	3,481
Loss on expired ROU asset	-	(580,901)
Other income	3,129,585	73,719
Total other income (expenses), net	(2,567,843)	(4,339,432)

Loss before provision for income tax	(4,748,769)	(6,992,506)
Provision for income tax	-	-
Net Loss	(4,748,769)	(6,992,506)
Net loss attributable to noncontrolling interest	971,370	1,536,231
Net loss attributable to the Company’s common shareholders	$(3,777,399)	$(5,456,275)

Per Common Share - basic and diluted:
Net loss per Company’s common share	$(0.18)	$(0.26)
Weighted-average shares outstanding, basic and diluted *	20,700,000	20,700,000

Other comprehensive income (loss)
Net loss	$(4,748,769)	$(6,992,506)
Other comprehensive income (loss)
Change in foreign currency translation adjustments	10,697,932	(11,432,049)
Total other comprehensive income (loss)	5,949,163	(18,424,555)
Comprehensive income (loss) attributable to non-controlling interest	1,997,942	(2,244,750)
Comprehensive income (loss) attributable to the Company’s common shareholder	$3,951,221	$(16,179,805)

*	Prior to the self-underwritten public offering, the Company had outstanding 20,700,000 common shares issued in connection with the corporate restructuring (Note 1). All references to numbers of common shares and per share amounts in the accompanying consolidated financial statements have been adjusted to reflect such issuance of shares on a retrospective basis.

The accompanying notes are an integral part of these consolidated financial statements.

VICTORY COMMERCIAL MANAGEMENT INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2018 and 2017

	Common Stock		Additional Paid in	Accumulated	Accumulated Other Comprehensive	Noncontrolling	Total
	Shares *	Amount	Capital	Deficit	Loss	Interest	Deficit
Balance -December 31, 2016 (Restated)	20,700,000	$2,070	$10,814,219	$(184,954,962)	$(3,252,672)	$(39,487,688)	$(216,879,033)
Common stock issued in 2017			2,070				2,070
Net loss for the year ended December 31, 2017				(5,456,275)		(1,536,231)	(6,992,506)
Other comprehensive (loss): change in foreign currency translation adjustment					(9,187,299)	(2,244,750)	(11,432,049)
Balance -December 31, 2017	20,700,000	2,070	10,816,289	(190,411,237)	(12,439,971)	(43,268,669)	(235,301,518)
Net loss for the year ended December 31, 2018				(3,777,399)		(971,370)	(4,748,769)
Other comprehensive income: change in foreign currency translation adjustment					8,699,990	1,997,942	10,697,932
Balance -December 31, 2018	20,700,000	$2,070	$10,816,289	$(194,188,636)	$(3,739,981)	$(42,242,097)	$(229,352,355)

*	Prior to the self-underwritten public offering, the Company had outstanding 20,700,000 common shares issued in connection with the corporate restructuring (Note 1). All references to numbers of common shares and per share amounts in the accompanying consolidated financial statements have been adjusted to reflect such issuance of shares on a retrospective basis.

The accompanying notes are an integral part of these consolidated financial statements.

VICTORY COMMERCIAL MANAGEMENT INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31

	2018	2017
Cash Flows from Operating Activities:
Net loss	$(4,748,769)	$(6,992,506)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for (recovery of) allowance for doubtful accounts	15,035	(30,126)
Depreciation and amortization	1,361,866	1,369,206
Amortization of debt issuance costs	52,331	69,216
Foreign currency exchange (gain) loss on loan and interest repayments to related party	1,220,769	(1,334,293)
Gain on sale of rental properties and disposal of other assets	(1,337,124)	(3,481)
Non cash operating lease expenses	235,623	26,462
Loss on expired ROU asset	-	580,901
Change operating assets and liabilities
(Increase) decrease in tenant and sundry receivables	(450,133)	189,887
(Increase) decrease in prepaid expense and other assets	(251,340)	922,566
Increase in loan interest receivable	(495,943)	-
Increase in property financing agreements payable	1,665,273	730,971
Increase (decrease) in accounts payable and accrued liabilities	668,951	(219,719)
Increase (decrease) in deferred rental income	601,772	(810,467)
Increase in interest payable to related party	522,083	278,804
Increase in other payables	2,942,626	4,214,397
(Decrease) increase in lease liabilities payable	(215,345)	23,338
Net Cash Provided in (Used) by Operating Activities	1,787,675	(984,844)

Cash Flows from Investing Activities:
Cash received from sale of rental properties	1,661,958	6,140
Capital expenditures - fixed assets and improvements	(150,688)	(75,967)
Short-term loan receivables	(8,923,642)	-
Net Cash Used in Investing Activities	(7,412,372)	(69,827)

Cash Flows from Financing Activities:
Proceeds from bank loans	4,668,591	1,775,463
Repayment of bank loans	(1,111,569)	(940,573)
Advance from shareholder	1,362,472	1,051,063
Advance from related individual	156,981	-
Net Cash Provided by Financing Activities	5,076,475	1,885,953

Effect of exchange rate changes on cash and cash equivalents	(6,576)	9,873

Net (decrease) increase in cash, cash equivalents and restricted cash	(554,798)	841,155
Cash, cash equivalents and restricted cash at beginning of periods	873,918	32,763
Cash, cash equivalents and restricted cash at end of periods	$319,120	$873,918

Reconciliation of Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents at beginning of periods	$755,027	$32,763
Restricted cash at beginning of periods	118,891	-
Cash, cash equivalents and restricted cash at beginning of periods	$873,918	$32,763

Cash and cash equivalents at end of periods	$188,921	$755,027
Restricted cash at end of periods	130,199	118,891
Cash, cash equivalents and restricted cash at end of periods	$319,120	$873,918

Supplemental Disclosure Cash Flow Information:
Cash paid for:
Interest	$3,683,062	$3,941,965
Income tax	$-	$-

Supplementary Schedule: Non-cash Investing and Financing Activities:
Operating Right of Use Asset - a 24 month rental lease	$4,682,603	$-

The accompanying notes are an integral part of these consolidated financial statements.

VICTORY COMMERCIAL MANAGEMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

NOTE 1 – ORGANIZATION AND SEGMENT INFORMATION

Organization

Victory Commercial Management Inc. (hereinafter referred to as “VCM”, and where appropriate, the terms “Company”, “we”, “us” or “our” are also referred to VCM and its wholly owned and majority owned subsidiaries as a whole) was incorporated on July 5, 2017 under the laws of Nevada.

On July 13, 2017, VCM formed a wholly-owned subsidiary, Victory Commercial Investment Ltd. (“VCI”) under the laws of British Virgin Islands.

Sino Pride Development Limited (“Sino Pride”) is a Hong Kong company, incorporated on May 26, 1989. Sino Pride is a holding company that directly owns an 80% equity interest in Dalian Victory Plaza Development Co., Ltd. (“DVPD”) and directly owns a 95% equity interest in Dalian Victory Business Management Co., Ltd. (“DVBM”).

DVPD was incorporated as a Sino-foreign cooperative joint venture on March 29, 1993 under the laws of the People’s Republic of China (“PRC” or “China”). Sino Pride owns 80% equity interest of DVPD while Dalian Victory Development Co., Limited (“DVDC”), a state-owned enterprise in China, owns a 20% equity interest in DVPD.

DVBM was incorporated as a joint venture on September 12, 2000 under the laws of the PRC. Sino Pride owns a 95% equity interest in DVBM and DVPD owns a 5% equity interest in DVBM.

DVPM was incorporated on June 6, 2018 as limited liability company under the laws of the PRC. Sino Pride owns 100% of the equity of DVPM. DVPM was formed as a property management company and will play a similar role as DVBM to improve the management of Victory Plaza. DVPM did not have any business activities as of the issuance date of this report.

Iven International Group Limited, is a company registered in Hong Kong (“Iven”). From October 31, 2016 to June 30, 2017, Alex Brown beneficially owned 100% of Iven, among which, a 70% equity interest was held directly, and a 30% equity interest was held indirectly through Dalian Yiwen New Materials Technology Development Co., Ltd, a PRC entity 80% owned by Alex Brown and 20% owned by his spouse. On June 30, 2017, Alex Brown and Dalian Yiwen New Material Technology Development Co., Ltd transferred their respective ownership of Iven to Winner Ascent Investment Limited, a Hong Kong limited liability company solely owned by Alex Brown.

Victory Plaza Holding Limited, (“VP Holding”) a BVI company, is the original owner of Sino Pride. VP Holding incurred significant losses from the operations of Sino Pride and its subsidiaries DVPD and DVBM. VP Holding and Sino Pride had no relationship or affiliation with us or Alex Brown prior to the corporate restructuring.

November 30, 2016 Transaction

In November 2016, Iven entered and executed an agreement of “Assignment of Common Stock and Debt Rights” (“the Original Agreement”) with VP Holding, the former shareholder of Sino pride. Pursuant to the Original Agreement, Iven acquired all 30,000,000 shares of common stock of Sino Pride then outstanding and assumed a shareholder loan and loan interest totaling $52,750,000 (Sino Pride owed to VP Holding) for a nominal consideration of HK$ 1 (approximately US$0.13) from VP Holding. Change of ownership in Sino Pride from VP Holding to Iven had no impact on Sino Pride’s ownership in DVPD and DVBM (operating entities).

Iven was a private shell company with no operations and with nominal assets, which is 100% directly and indirectly owned by Mr. Brown. Iven was the legal acquirer in the November 30, 2016 acquisition. At the date of acquisition, Sino Pride was a holding company of two Chinese base operating entities, DVPD and DVBM. The accounting acquirer usually is the combining entity whose relative size (measured in, for example, assets, revenues, or earnings) is significantly larger than that of the other combining entity or entities as per ASC 805-10-55-13. Thus, Sino Pride and Subsidiaries were treated as the accounting acquirer in connection with the November 2016 transaction.

The November 2016 transaction was treated as a reverse acquisition or recapitalization. The accounting is similar to that resulting from a reverse acquisition, except that no goodwill or other intangible assets should be recorded. Accordingly, the historical financial statements are those of Sino Pride and its Subsidiaries.

September 4, 2017 Transaction

On September 4, 2017, VCI signed an agreement of “Assignment of All Outstanding Shares and All Debt Rights Agreement” (“the Agreement”) with Iven. Pursuant to the Agreement, VCI acquired all 30,000,000 shares of common stock of Sino Pride then outstanding and assumed shareholder debt and loan rights totaling HK$ 493,807,633 (approximately $64,208,000) (Sino Pride owed to VP Holding) including an outstanding shareholder loan of HK$ 408,409,628 (approximately $53,093,000) for a nominal consideration of HK$ 1 (approximately US$0.13) from Iven. The change of ownership in Sino Pride from Iven to VCI had no impact on Sino Pride’s ownership in DVPD and DVBM (operating entities).

Iven and VCI were under common control of our controlling shareholder. The transfer of ownership in Sino Pride from Iven to VCI is a part of the corporate restructuring to prepare the Company to list in the U.S. capital markets.

The Company accounted for the September 2017 transaction as a transaction between entities under common control based on guidance provided by ASC 805-50-25. Following the above transactions, VCI gained control over Sino Pride and its subsidiaries, and, as a result, VCM gained control over VCI, Sino Pride and its Subsidiaries.

The Company together with its wholly-owned subsidiaries, VCI, Sino Pride and majority owned subsidiaries, DVBM and DVPM were effectively controlled by the same shareholder, Mr. Brown before and after the September 2017 corporate restructuring, and is considered under common control, which has been accounted for similar to the pooling method of accounting. The accompanying consolidated financial statements have been prepared as if the current corporate structure had been in existence at the beginning of the periods presented. Accordingly, the historical financial statements are those of Sino Pride and its Subsidiaries.

Segment Information

The Company and its subsidiaries generate most of the income from rental and building management services. The Company manages one shopping center currently. Geographically, all income is generated from Dalian, China.

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As indicated in the accompanying consolidated financial statements, the Company had a net loss of $4,748,769 and $6,992,506 for the years ended December 31, 2018, and 2017, respectively; an accumulated deficit of $194,188,636 at December 31, 2018. The Company has an unrestricted cash balance of $188,921 as of December 31, 2018. The current cash balance available to the Company cannot be projected to cover the required payments of the operating expenses arising from normal business operations and to meet the required payments of buy-backs and lease-backs if settled with the claims filed by the property owners as disclosed below for the next twelve months from the issuance date of this report. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive or raise additional debt and/ or equity capital. Management believes that its capital resources are not currently adequate to continue operating and maintaining its business for the next twelve months from the issuance date of this report.

As of December 31, 2018, the Company had property financing agreements payable of $79,904,620, lease liabilities payable of $612,125, expired lease-back payables of $5,456,883, and buy-back payables of $4,186,382. As of December 31, 2018, there were 518 lawsuits case against the Company in Dalian City, China. Litigants claimed that the Company did not buy back the property pursuant to the sales contract or the Company did not pay the promised lease-back rent on time. These claims amounted to $23,456,741 (RMB 161,330,771 translated at December 31, 2018 exchange rate). These payables were included in and reported under the caption of “Property financing agreements payable”, “Lease liabilities payable” and “Other payables”. As of December 31, 2018, the Company accrued $4,800,348 for possible extra litigation charges. The Company will record attorney fees when invoiced. The attorney fees in connection with litigation was $97,071 and $666,599 for the years ended December 31, 2018 and 2017, respectively.

These lawsuits are caused by our failure of buying back the properties when requested to or our failure of paying rents for certain lease-back units. Subsequently, certain units owned by DVPD have been frozen from transfer or disposition by the courts. DVPD has been restricted from free transfer, disposal, and pledge of its 5% equity interest in DVBM from March 2, 2017 to March 1, 2019. The 5% equity interest in DVBM is still restricted currently. In addition, DVPD has be listed as a “dishonest debtor” by the local courts in the PRC. Once listed as a dishonest debtor, DVPD can be subject to certain restrictions in connection with commercial loans at the banks’ discretion; the purchase or transfer of properties and land use rights; and renovation, upgrade or renovation of properties. In addition, the bank accounts of DVPD are frozen by the courts which allow the inflow of cash to the bank accounts but prohibit the outflow of cash.

Management believes that the recorded total property financing agreements payable, buy-backs payable, lease-back liabilities payable and expired lease payable liabilities of $94,960,358 is a reasonable estimation. Should the settlement of these liabilities exceed management’s estimates, additional accruals will be necessary.

During 2017, due to lack of effective controls and monitoring procedures and processes, DVPD provided a total of 293 square meters as collateral to help one board member of DVPD, one employee of DVPD (now a former employee) and one unrelated individual to acquire three separate bank working capital loans. There was no gain or profit for the Company to provide such collateral. The one-year period is now past due. The Company has a risk of losing these properties if these individuals are not able to repay these bank loans.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plans to obtain such resources for the Company include (1) obtaining capital from the sale of its equity securities (2) short-term and long-term borrowings from banks and third-parties, and (3) short-term borrowings from stockholders or other related parties when needed. However, management cannot provide any assurance that the Company will be successful in accomplishing any of its plans.

Additionally, even if the Company does raise sufficient capital to support its operations and generates adequate revenues, there can be no assurances that the revenues will be sufficient to enable it to improve to a level where it will generate profits and positive cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The accompanying consolidated financial statements do not include any adjustments related to the recoverability and or classification of the recorded asset amounts and or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of consolidation

The accompanying consolidated financial statements present the historical results of operations and cash flows of VCM and subsidiaries and adjusted for the effects of the corporate restructuring as disclosed above. Accordingly, the accompanying consolidated financial statements have been prepared as if the current corporate structure had been in existence throughout the periods presented (see Note 16).

The Company’s consolidated financial statements include the accounts of VCM, VCI, Sino Pride, DVPD, DVBM, and the accounts of DVPM from June 6, 2018 (inception date) to December 31, 2018 for the year ended December 31, 2018. The Company’s consolidated financial statements include the accounts of VCM from July 13, 2017 (inception date) to December 31, 2017, the accounts of VCI from July 13, 2017 (inception date) to December 31, 2017, and the accounts of all subsidiaries: Sino Pride, DVPD and DVBM for the year ended December 31, 2017. All inter-company accounts and transactions among the consolidation group have been eliminated in consolidation.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to makes estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the consolidated financial statements and during the reporting periods. Actual results could materially differ from these estimates. Significant estimates include the liabilities recorded for financial agreements payable, buy-backs payable, lease back liabilities payable, expired lease payables and the estimated liability accrued for additional litigation charges related to the numerous lawsuits. Other estimates include the allowance for doubtful accounts on tenant receivables and other receivables, recoverability of long-lived assets, the useful life of rental properties, property and equipment and intangible assets, assumptions used in assessing impairment of long-term assets and the valuation of deferred tax assets.

Foreign Currency Translation

The reporting currency of the Company is the U.S. dollar. The functional currency of VCM and VCI is the U.S. dollar, the functional currency of DVPD, DVBM, and DVPM is the Chinese Renminbi (“RMB”), and the functional currency of Sino Pride and DVPM is the Hong Kong Dollar (“HK$”). The consolidated financial statements of the Company have been translated into U.S. dollars in accordance with ASC 830-30 “Translation of Financial Statements”. The financial information is first prepared in RMB or HK$ and then is translated into the U.S. dollar at the period-end exchange rates as to assets and liabilities and at average exchange rates as to revenue, expenses and cash flows. Equity accounts are translated at their historical exchange rates when the capital transactions occurred. As a result, amounts relating to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balance sheets. Translation adjustments resulting from the process of translating the local currency financial statements into the U.S. dollar are included in accumulated other comprehensive income (loss). The cumulative translation adjustment and effect of exchange rate changes on cash for the years ended December 31, 2018 and the year ended December 31, 2017 were $(3,739,981) and $(12,439,971), respectively. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rate prevailing at each balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Pursuant to paragraph 830-20-35-1, the intra-entity (intercompany transactions) foreign currency transactions whose terms are denominated in the currency other than the Company’s functional currency and settlement is anticipated in the foreseeable future (hence not long-term investment nature), the increases or decreases in expected functional currency cash flows are included in determining net income (loss) for the period in which the exchange rate changes. The Company has an inter-company loan denominated in US dollars. The repayment of the loan is required when the Company is profitable. The loan proceeds, repayment and accrued interest were tracked in US dollars. The Company uses the bank spot exchange rate to record proceeds and repayments in RMB. By the end of the reporting period, the Company will adjust loan and interest payable balances from US dollars to RMB by using the period ending exchange rate. Any gain or loss from foreign currency exchange will be recognized in the consolidated statements of operations. There were $1,220,769 foreign currency transaction losses and $1,334,212 foreign currency transaction gains for the years ended December 31, 2018 and 2017, respectively.

Spot exchange rates and average exchange rates published by fxtop.com were used in the translation of the consolidated financial statements.

	2018	2017
US Exchange Rate
Year-end RMB	6.8778	6.5075
Year average RMB	6.6187	6.7588

Year-end HK$	7.8319	7.8146
Year average HK$	7.8377	7.7928

All foreign exchange transactions must take place through authorized institutions of China. Management makes no representation that the RMB amounts could have been, or could be, converted into U.S. dollars at the rates used in translation.

Revenue Recognition

Rental Income

Our Victory Plaza currently has 3,173 rental units. Among these rental properties, the Company owned 434 units and 1,927 units were sold. The Company will lease back part of these sold properties at the owner’s will and rent out to tenants. As of December 31, 2018, and December 31, 2017, the Company had 8 and 23 lease-back units, respectively. Rental income is reported in the gross amount including rent income from our owned properties and lease-back properties. Existing lease-back expenses were recorded as amortization and interest expenses. Expired lease-back expenses were included in the lease-back expenses.

The Company recognizes the rental income on a straight-line basis over the terms of the leases. The cumulative differences between rental income recognized in the Company’s consolidated statements of operations and contractual payment terms have been recorded as deferred rental income and presented on the accompanying consolidated balance sheets.

Property Management Fee Income

We currently provide common area management services to all tenants and shop owners. Common area management services include security, cleaning, fire service, landscaping, public facilities maintenance and other traditional services provided by a property management office. The terms of the property management agreements are usually consistent with the tenants’ lease term. Property management fees are charged based on the area of property ranging from $17 to $20 per square foot per annum.

Since the performance obligations in the property management agreement are identical with the terms of property management agreement, the Company recognizes the propriety management income on a straight-line basis over the terms of the management agreement. The cumulative differences between property management income recognized in the Company’s consolidated statements of operations and contractual payment terms have been recorded as deferred income and presented on the accompanying consolidated balance sheets.

Expense Recovery

The Company will pay utility, repair and insurance expenses to third party vendors in order to fulfill its management obligations. The Company will charge all or part of these expenses to tenants in addition to property management fees. The charge methods will depend on the size of tenant and terms of property management agreement. The Company is acting as an agent to arrange for the provision of utilities, repairs and other services by third parties. The Company will recognize the fees collected as income after the Company’s service is provided. The recovered expenses will offset the income the Company is paid and be reported net under the caption of other income in accompanying consolidated financial statements.

Rental Properties

Rental properties are carried at cost less accumulated depreciation and amortization. Betterments, major renovations and certain costs directly related to the improvements of rental properties are capitalized. Maintenance and repairs are expensed as incurred. Depreciation is recognized on a straight-line basis over estimated useful lives of the assets. Improvements are capitalized and amortized over the shorter of their estimated useful lives or the terms of the respective leases, if any. When rental properties are sold or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is recognized in the results of operations.

The following table summarized the ownership of rental properties.

		% of Total	Financial Statement Presentation
Group	Description of Property	SQ Ft	Assets	Liabilities
A	Owned with title by DVPD	16%	Rental properties	N/A
B	Sold properties with buy- back options or return is in process without paying off	9%	Rental properties	Property financing agreements payable
C *	Properties with buy- back options transferred to SML in 2017 and 2018	6%	Rental properties	Loan payable SML
D	Sold properties	69%	N/A	N/A
	Total properties	100%

* In the filing of Form S-1/A dated February 12, 2019, the Company had a C-2 property group category, “Third party has title acquired from previous owner”. The purchase and sale transactions between previous owner and new owner - “third party” will not remove the burden of the Company to buy back the property per the buy-back options. The nature of C-2 group is the same as group B. Therefore, we removed group C-2 (approximately 1%) and combined it with group B in current filing.

Group A represents property that the Company owns 100%. Group B represents property we sold to individual owners with buy-back options which are pending. Group C represents property owned by SML, but the Company is still liable for the buy-back options. Pursuant to the SML Agreement, the Company is obligated to buy back these properties plus accrued interest no later than May 15, 2020. Group D presents property we sold to various individual owners without additional rights attached.

Sold Rental Properties with Financing Agreements (Group B and C Properties)

Pursuant to the sales contracts, the buyers’ obtained legal title to the property and also had an option to sign a separate buy-back agreement. The purchase agreement granted the buyer an option to request the Company to buy back sold properties at a stated buy-back price once the option is vested and the Company has received the payments for the sold property. As of December 31, 2018, approximately 16% of total rental spaces of Victory Plaza were sold to various unrelated individuals and entities with buy-back options. The majority of these properties were sold during the period from 1998 to 2014. The vesting dates of the buy-back options ranged from 2014 to 2018.

Pursuant to ASC 360-20-40-38, if a property seller has an obligation to repurchase the property, or the terms of the transaction allow the buyer to compel the seller or give an option to request the seller to repurchase the property, the transaction shall be accounted for as financing, lease, or profit-sharing arrangement rather than as a sale. It is aligned with ASC 842-40-25-3, an option for the seller-lessee to repurchase the asset would preclude accounting for the transfer of the asset as a sale of the asset. The Company’s accounting policy is to treat this type of sales as a financing agreement. The Company continues to report its ownership of the property sold as an asset (within Rental Properties) and continues to depreciate the property based on the estimated useful lives. The Company recorded sales proceeds as “property financing agreements payable” in the consolidated financial statements and accrues the interest payable during the periods of the vesting. The interest rate is determined by the price spread of each unit’s sale price and buy-back price, and the time span from the date of sale to the maturity date (last date to execute the option). The Company will derecognize the liability when the Company purchases back the properties, or the owners of these properties have settled with the Company or gave up the buy-back options, or upon the expiration of the option if not exercised. If the settlement is greater than the book amount (including principal and interest), a loss will be recognized. If the amount of settlement is less than book amount (including principal and interest), a gain will be recognized. See Note 10, Property Financing Agreement Payable for further information.

Sold Properties (Group D Properties)

As of December 31, 2018, approximately 69% of total space of Victory Plaza was sold and owned by various unrelated individuals and entities with legal title to the respective properties. Pursuant to the sale contracts, at the date of the sales, buyers obtained integrated legal ownership to the sold properties and assumed the significant risks and rewards of ownership of the property (had the ability to rent and sell the property at-will) while the Company received the payments of the purchase price. These sales are considered final sales.

As part of our operations, the Company may lease back properties from the owners of group D properties and subleases these properties to un-related third parties with new lease terms. Sales and lease-back are two separate business transactions. Lease-back is at the owner’s will and is not a condition of sale. Lease-back could happen immediately after the sale of property or at any time after the sale if the owner of the property is interested in rental services provided by the Company.

Under ASC Topic 842, a sale and lease-back arrangement will be accounted for as a sale if all of the following conditions are met: (i) control of the underlying asset is transferred to the buyer-lessor in accordance with the revenue recognition guidelines in ASC Topic 606, Revenue from Contracts with Customers, (ii) the classification of the sublease is not a finance lease from the perspective of the lessee, or a sales-type lease from the perspective of the lessor, and (iii) there is no repurchase option.

There were 4 and 11 outstanding leases that Company leased back from the owners of group D properties as of December 31, 2018 and December 31, 2017, respectively. All these lease-back arrangements met the above criteria and have been accounted for as a sale. The allocated net book value and land use rights were derecognized, and a gain or loss was recognized when each of the sales was completed.

Lessee Accounting

We have elected to early adopt ASC Topic 842, the recent accounting update related to leases. ASC 842 requires us to determine whether a contract is a lease or contains a lease at the inception of the contract, considering all relevant facts and circumstances. A contract is a lease or contains a lease if the contract conveys the right to control the use of identified property, plant, or equipment for a period of time in exchange for consideration.

A lessee should recognize in the balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. When measuring assets and liabilities arising from a lease, a lessee should include payments to be made in optional periods only if the lessee is reasonably certain to exercise its option to extend the lease or not exercise an option to terminate the lease. Similarly, optional payments to purchase the underlying asset should be included in the measurement of lease assets and lease liabilities only if the lessee is reasonably certain to exercise that purchase option.

A lease is classified as a finance lease when the lease meets any of the following criteria: (i) the lease transfers ownership of the underlying asset to the lessee by the end of the lease term, (ii) the lease grants the lessee an option to purchase the underlying asset that the lessee is reasonably certain to exercise, (iii) the lease term is for the major part of the remaining economic life of the underlying asset, (iv) the present value of the sum of the lease payments and any residual value guaranteed by the lessee that is not already reflected in the lease payments equals or exceeds substantially all (90% or more) of the fair value of the underlying asset, or (v) the underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. A lease not classified as a finance lease is classified as an operating lease.

The lease liability is initially measured at the present value of lease payments to be paid as of lease commencement. Lease payments should be discounted at the rate implicit in the lease or lessee’s incremental borrowing rate. The right-of-use asset is initially measured as: (i) the lease liability determined, (ii) lease payments made to the lessor at or before lease commencement, minus lease incentives received from the lessor, and (iii) initial direct costs incurred by the lessee.

A lessee will measure the lease liability by (a) accreting interest expense on the carrying value of the lease liability using the effective interest rate method, and (b) reducing the carrying value of the lease liability for lease payments made. A lessee will measure the right-of-use asset by amortizing that asset over the lease term. Amortization should be recorded on a straight-line basis. The right-of-use asset will also be tested for impairment based on the asset impairment rules that apply to property, plant and equipment in ASC Topic 360.

For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying assets not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term.

Lessor Accounting

The Company currently owns 434 rental units and leased these rental properties to various tenants. Pursuant to ASC 842 – 30, the Company will classify a lease as a sales – type lease if: (i) the lease transfers ownership of the underlying asset to the lessee by the end of the lease term, (ii) the lease grants the lessee an option to purchase the underlying asset that the lessee is reasonably certain to exercise, (iii) the lease term is for the major part of the remaining economic life of the underlying asset, (iv) the present value of the sum of the lease payments and any residual value guaranteed by the lessee that is not already reflected in the lease payments equals or exceeds substantially all (90% or more) of the fair value of the underlying asset, or (v) the underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. As of December 31, 2018, none of our leases, as a lessor, met the above criteria to be classified as a sale – type lease.

Pursuant to ASC 842 – 30, when none of the sales-type lease classification criteria are met, a lessor would classify the lease as a direct financing lease when both of the following criteria are met: (i) the present value of the sum of the lease payments and any residual value guaranteed by the lessee that is not already reflected in the lease payments and/or any other third party unrelated to the lessor equals or exceeds substantially all (90% or more) of the fair value of the underlying asset and (ii) it is probable that the lessor will collect the lease payments plus any amount necessary to satisfy a residual value guarantee. As of December 31, 2018, none of our leases, as a lessor, met the above criteria to be classified as a financing lease.

Pursuant to ASC 842 – 30, a lessor would classify a lease as an operating lease when none of the sales-type lease or direct financing lease classification criteria are met. As of December 31, 2018, all leases of the Company’s rental properties were classified as operating leases. The Company will maintain the underlying asset and recognizes lease income over the lease term.

Disposition of Real Estate and Real Estate Investments

Sales of real estate include operating properties and investments in real estate joint ventures. Gains from dispositions are recognized using the full accrual or partial sale methods, provided that the Company has met various criteria relating to the terms of sale and any subsequent involvement. If the criteria for sales recognition or gain recognition are not met because of a form of continuing involvement, the accounting for such transactions is dependent on the nature of the continuing involvement. In certain cases, a sale might not be recognized, and in others all or a portion of the gain might be deferred.

Real Estate Held for Sale

The Company generally considers assets to be held for sale when management believes that a sale is probable within a year. This generally occurs when a sales contract is executed with no substantive contingencies and the prospective buyer has significant funds at risk. Assets that are classified as held for sale are recorded at the lower of their carrying amount or fair value, less cost to sell. The Company evaluated its property portfolio and did not identify any properties that would meet the criteria for held for sale as of December 31, 2018 and December 31, 2017.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and demand deposits in accounts maintained with commercial banks within the PRC, Hong Kong and United States. The Company considers all short-term highly liquid investments with original maturities of three months or less when purchased to be cash and cash equivalents.

Restricted Cash

Restricted cash represents the required cash deposits by the bank to be used for interest and loan repayments only.

Tenant and Sundry Receivables, net of Allowance for Doubtful Accounts

Tenant receivables are recorded at original invoice amount, less an estimated allowance for doubtful accounts. The allowance for doubtful accounts represents management’s estimate of the amount of probable credit losses, determined by reviewing past due balances and other information. The Company makes judgments as to the collectability of tenant receivables based on historical trends and future expectations. Management estimates an allowance for doubtful accounts and adjusts gross tenant receivables downward based on their expectation of specific tenant risks and the Company’s tenant receivable aging and collection analysis. Management considers accounts past due on a tenant-by-tenant basis. Based on its review, management has provided an allowance for doubtful accounts as of December 31, 2018 and December 31, 2017 of $123,467 and $43,026, respectively.

Property and Equipment

Property and equipment are carried at cost, less accumulated depreciation. Cost includes any incremental costs that are directly attributable to the construction or acquisition of the item of property and equipment. Maintenance and repairs are expensed as incurred, while major maintenance and remodeling costs are capitalized if they extend the useful life of the asset. Depreciation is computed using the straight-line method over the estimated useful lives.

When properties and equipment are sold or otherwise disposed of, the costs and related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is recognized in the results of operations.

Impairment of Long-Lived Assets

Long-lived assets, primarily rental properties and machinery and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, the Company recognizes an impairment loss only if its carrying amount is not recoverable through its estimated undiscounted future cash flows over the anticipated holding period and measures the impairment loss based on the amount by which the carrying amount of the asset exceeds its estimated fair value. Fair value is determined through various valuation techniques, including discounted cash flow models, quoted market values or third-party independent appraisals, as considered necessary. There were no impairment losses recognized during the years ended December 31, 2018 and 2017.

Debt Issuance Costs

Costs related to bank loans payable consist of fees and direct costs incurred in obtaining such financings. These costs are presented as a reduction of bank loans payable and are amortized on a straight-line basis over the terms of the related loan payable which approximates the effective interest rate method. Such amortization is included in “Interest – loans” in the accompanying consolidated statements of operations, which amounted to $52,331 and $69,216 for the years ended December 31, 2018 and 2017, respectively.

Per Share Amounts

The Company computes per share amounts in accordance with ASC Topic 260 “Earnings per Share” (EPS) which requires presentation of basic and diluted EPS. Basic EPS is computed by dividing the net income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company, if any. This is computed by dividing net earnings by the combination of basic and dilutive common share equivalents. Since the Company is in a net loss position, all common stock equivalents would be anti-dilutive and are, therefore, not included in the determination of diluted loss per share. Accordingly, basic and diluted net loss per share are the same. There were no common stock equivalents as of December 31, 2018 and 2017.

Years Ended December 31,	2018	2017
Numerator for earnings per share:
Net loss attributable to the Company’s common shareholder	$(3,777,399)	$(5,456,275)
Denominator for basic and diluted earnings per share:
Basic weighted average common shares*	20,700,000	20,700,000
Diluted weighted average common shares	20,700,000	20,700,000
Per share amount
Per share - basic and diluted	$(0.18)	$(0.26)

*Prior to the self-underwritten public offering, the Company had outstanding 20,700,000 founder shares with its controlling shareholder. All references to numbers of common shares and per share amounts in the accompanying consolidated financial statements have been adjusted to reflect such issuance of shares on a retrospective basis.

Non-Controlling Interest

Non-controlling interest is classified as a separate line item in the equity section and disclosures in the Company’s consolidated financial statements. This amount represents the 20% non-controlling interest in DVPD owned by DVDC.

Comprehensive Income (Loss)

The Company follows ASC 220-10, “Reporting Comprehensive Income” ASC 220-10 requires the reporting of comprehensive income (loss) in addition to net income (loss). Comprehensive income (loss) is a more inclusive financial reporting methodology that includes disclosure of information that historically has not been recognized in the calculation of net income (loss). Comprehensive income (loss) generally represents all changes in shareholders’ equity during the period except those resulting from investments by, or distributions to shareholders. Comprehensive income (loss) reflects the gain (loss) due to foreign currency translation adjustments.

Fair Value of Financial Instruments

The following disclosure of the estimated fair value of financial instruments is made in accordance with the provision of ASC 825-10-65, “Financial Instruments – Transition and Open Effective Date Information”. Although the estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies, the estimates presented are not necessarily indicative of the amounts that the Company could realize in current market exchanges. The carrying amounts reported in the consolidated balance sheets for cash, accounts receivables and accounts payable approximate fair value because of the short-term nature of these financial instruments.

Income Taxes

The Company is governed by the Income Tax Law of the PRC, the Special Region of Hong Kong and the U.S. Internal Revenue Code of 1986, as amended. The Company accounts for income taxes using the asset/liability method prescribed by ASC 740, “Accounting for Income Taxes.” Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the period in which the differences are expected to reverse. Deferred tax assets are also provided for net operating loss carryforwards that can be used to offset taxable income in the future. The Company records a valuation allowance to offset deferred tax assets if, based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized in income or loss in the period that includes the enactment date.

The Company follows the provisions of ASC 740-10-50, “Accounting for Uncertainty in Income Taxes,” which provides clarification related to the process associated with accounting for uncertain tax positions recognized in the Company’s financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarter or annual period based, in part, upon the results of operations for the given period. As of December 31, 2018 and 2017, the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

Fair Value Measurements

The Company complies with the provisions of ASC 820 “Fair Value Measurements and Disclosure “(ASC 820) in measuring fair value and in disclosing fair value measurements. ASC 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements required under other accounting pronouncements. ASC 820-10-35, Fair Value Measurements and Disclosures – Subsequent Measurement (ASC 820-10-35), clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Fair value measurement reflects the assumptions market participants would use in pricing an asset or liability based on the best information available. Assumptions include the risks inherent in a particular valuation technique and/or the risks inherent in the inputs to the model.

ASC 820-10-35 discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The statement utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

Level 1 Inputs – Level 1 inputs are unadjusted quoted prices in active markets for assets or liabilities identical to those to be reported at fair value. An active market is a market in which transactions occur for the item to be fair valued with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2 Inputs – Level 2 inputs are inputs other than quoted prices included within level 1. Level 2 inputs are observable either directly or indirectly. These inputs include: (a) quoted prices for similar assets or liabilities in active markets; (b) quoted prices for identical or similar assets or liabilities in markets that are not active, such as when there are few transactions for the asset or liability, the prices are not current, price quotations vary substantially over time or in which little information is released publicly; (c) Inputs other than quoted prices that are observable for the asset or liability and (d) Inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3 Inputs – Level 3 inputs are unobservable inputs for an asset or liability. These inputs should be used to determine fair value only when observable inputs are not available. Unobservable inputs should be developed based on the best information available in the circumstances, which might include internally generated data and assumptions being used to price the asset or liability.

When determining the fair value measurements for assets or liabilities required or permitted to be recorded at and/or marked to fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability. When possible, the Company looks to active and observable markets to price identical assets. When identical assets are not traded in active markets, the Company looks to market observable data for similar assets. Nevertheless, certain assets are not actively traded in observable markets and the Company must use alternative valuation techniques to derive a fair value measurement.

Related Parties

Parties are considered to be related to the Company if they, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal with if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its separate interests. The Company discloses all related party transactions.

Deferred Rental Income

Rental and management fee income from leases are recognized on a straight-line basis over the term of the relevant leases. The cumulative difference between the rental income/management fees recognized in the Company’s consolidated statements of operations and actual annual contractual lease payments are recorded as deferred rental income and presented on the consolidated balance sheets. Additionally, prepaid lease payments from the tenant is recorded within the deferred income.

Advertising

Advertising is expensed as incurred and is included in other general and administrative expenses. There were $680 and $2,447 advertising expenses for the years ended December 31, 2018 and 2017.

Recently Issued Accounting Pronouncements

We consider the applicability and impact of all Accounting Standards Updates (“ASUs”). The ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact, if any, on our consolidated financial position and/or results of operations.

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02 “Leases (Topic 842).” This standard requires entities to recognize assets and liabilities on their balance sheet for the rights (right-of-use or “ROU”) and obligations created by the leased assets. The standard is effective for fiscal years and the interim periods within those fiscal years beginning after December 15, 2018. The guidance is required to be applied by the modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. Early adoption is permitted. We have adopted the guidance of this standard effective December 31, 2016 and retrospectively from the beginning of the lease term and recognized ROU assets and obligations created by these leases. As a result, $422,905 and $142,205 of ROU assets and leases liabilities payable of $612,125 and $725,426 were recorded in the accompanying consolidated financial statements as of December 31, 2018 and 2017, respectively.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which outlines a single comprehensive model to use in accounting for revenue arising from contracts with customers and supersedes and replaces nearly all existing GAAP revenue recognition guidance, including industry-specific guidance. The authoritative guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. The five steps are: (i) identify the contract with the customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations; and (v) recognize revenue when or as each performance obligation is satisfied. The authoritative guidance applies to all contracts with customers except those that are within the scope of other topics in the FASB ASC. The authoritative guidance requires significantly expanded disclosures about revenue recognition and was initially effective for fiscal years and the interim periods within these fiscal years beginning on or after December 15, 2016. In August 2015, the FASB issued ASU 2015-14 “Revenue from Contracts with Customers (Topic 606): which deferred for one year the effective date until fiscal years and interim periods within those fiscal years beginning after December 15, 2017. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016 including interim reporting periods within that reporting period. The adoption of this authoritative guidance did not have a material impact on our consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, an update to ASC Topic 230, Statement of Cash Flows to provide guidance for areas where there is diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2017, with early adoption permitted. The adoption of this authoritative guidance had no material impact on our consolidated financial statements.

NOTE 4 – PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other assets consist of the following:

	2018	2017
Supplies on hand	$79,478	$69,171
Prepaid expenses	498,043	345,971
Deposits	120,235	60,178
Total prepaid expenses and other assets	$697,756	$475,320

NOTE 5 – RENTAL PROPERTIES, NET

Victory Plaza is located in Dalian City, Liaoning Province of China. It was built by DVPD from 1993 to 1998.

The Company leases its own properties and lease-backed properties to tenants and manages the Victory Plaza.

The following table summarized ownership of rental properties.

As of December 31, 2018

Group	Description of Property	Cost in US $	In Square Feet	% of Total Square Feet	Unites
A	Owned by DVPD	$21,968,292	240,799	16%	434
B	Sold properties with buy- back options or return is in process without paying off	11,845,672	130,049	9%	493
C	Properties with buy- back options transferred to SML in 2017 and 2018 *	7,753,794	86,251	6%	319
D	Sold properties without buy- back options	-	1,023,519	69%	1,927
Rental properties at cost		41,567,758	1,480,618	100%	3,173
Less: accumulated depreciation		(19,048,676)
Rental properties, net		$22,519,082

As of December 31, 2017

Group	Description of Property	Cost in US $	In Square Feet	% of Total Square Feet	Unites
A	Owned by DVPD	$25,027,714	260,497	18%	506
B	Sold properties with buy- back options or return is in process without paying off	12,393,831	129,662	9%	488
C	Properties with buy- back options transferred to SML in 2017 *	7,099,880	74,013	5%	273
D	Sold properties without buy- back options	-	1,016,446	68%	1,899
Rental properties at cost		44,521,425	1,480,618	100%	3,166
Less: Accumulated depreciation		(19,411,011)
Rental properties, net		$25,110,414

*See Note 10, Property Financing Agreement Payable

As of December 31, 2018, 1,023,519 square feet (95,088 square meters) of total rental properties (group D property), or 69% of rental properties were sold. As of December 31, 2017, 1,016,446 square feet (94,431 square meters) of total rental properties (group D property), or 68% of rental properties were sold. These sold properties are owned by various unrelated individuals and entities. The majority of these properties were sold during the period from 1998 to 2012. Pursuant to the sale contracts, at the date of the sale, buyers obtained integrated legal ownership to the sold properties and assumed the significant risks and rewards of ownership of the property (had the ability to rent and sell the property at-will) while the Company received the payments of the purchase prices. These sales were considered final sales. The allocated carrying cost and land use rights costs were derecognized and gains or losses were recognized when the sales were completed.

As of December 31, 2018, DVPD owned 240,799 square feet (22,371 square meters) of total rental properties (group A property) (approximately 16%) with legal title. As of December 31, 2017, DVPD owned 260,497 square feet (24,201 square meters) of total rental properties (group A property) (approximately 18%) with legal title. Rental properties are carried at cost, which includes allocated construction costs and allocated original purchased land use right costs. These properties were recorded under the caption of “rental properties”.

Among the properties owned by the Company, 200,747 square feet (18,650 square meters) of properties were used as collateral for a 390M RMB Loan ($56.2 million) and 22,098 square feet (2,053 square meters) were used as collateral for 50M RMB Loan ($7.2 million) and 23M RMB Loan ($3.5 million). (see Note 9, Bank Loans Payable)

Group B and Group C properties were properties sold to various unrelated individuals and entities with a buy-back option. The majority of these properties were sold during the period from 1998 to 2012. The vesting dates of the buy-back options ranged from 2014 to 2018. The Company has no legal title to these properties until the Company purchases back these properties upon the exercise of the buy-back option. The Company’s accounting policy is to treat these types of sales as a financing agreement. The cost of property sold has been measured under the caption of “rental property” in the consolidated financial statements and continue to be depreciated. The Company recorded the sales proceeds as “property financing agreements payable” in the consolidated financial statements and accrues the interest expense during the period of the lease. The interest rate is determined by the price spread of each unit’s sale price and re-purchase price, and the time span from the date of sale to the maturity date (last date to execute the option). At the date of repurchase, the amount of sales proceeds received plus interest accrued will be equal to the agreed purchase price. The Company will derecognize the liability at the earlier of (1) when the Company repurchases the property, (2) when the owner of the property and the Company reaches a settlement and the owner gives up the buy-back option, or (3) the expiration of the buy-back option. (See Note 10), Property Financing Agreement Payable for further information.

In the filing of Form S-1/A dated February 12, 2019, the Company had a C-2 property group category, “Third party has title acquired from previous owner”. The purchase and sale transactions between the previous owner and new owner - “third party” will not remove the burden of the Company to buy back the property per the buy-back option. The nature of the C-2 group was the same as group B. Therefore, we removed group C-2 and combined it (approximately 1%), with group B.

As of December 31, 2018, group B properties had 130,049 square feet (12,082 square meters) 9% of total properties. As of December 31, 2017, group B properties had 129,662 square feet (12,046 square meters) 9% of total properties.

Pursuant to the SML financing agreement (see Note 10, Property Financing Agreement Payable), SML will negotiate with each individual property owner who exercised their option to request the Company to buy back the property on a case by case basis and pay an agreed upon price to the property owner. SML will acquire the title to the property and settle with the previous owner and extend the buy-back option to May 15, 2020. The Company will honor the buy-back agreements and agreed to pay the same purchase price stated in the original buy-back agreements. SML will also negotiate with lease back owners and settle the balance due that the Company owed to lease owners. The Company will pay interest at 8% per annum of the balance (buy-back price) owed to SML. As of December 31, 2018, 86,251 square feet (8,013 square meters) of properties were owned by SML. As of December 31, 2017, 74,013 square feet (6,876 square meters) of properties were owned by SML.

There is no private ownership of land in the PRC. All land in the PRC is owned by the government and cannot be sold to any individual or company. The government grants a land use right that permits the holder of the land a right to use the land for a specified period. Our land use rights were granted with a term of 50 years. Any transfer of the land use right requires government approval. The acquisition cost of the land use right was allocated to each rental property and is amortized with the rental property. The land use rights expire in May 2043. Properties’ estimated life was determined by the valid life of land use rights. Rental properties are depreciated over 45 years.

Expected future minimum rents to be received over the next five years and thereafter from leases in effect as of December 31, 2018 are as follows:

For the Years Ending December 31,	Amount in US$
2019	$736,751
2020	680,562
2021	635,275
2022	0
2023	0

Total	$2,052,588

During 2018, the Company sold 26 units comprised of 7,460 square feet (693 square meters) to third parties without buy-back options. Those sales were considered as final. The Company realized a gain of $1,340,035 from these sales.

Sales price	$2,098,071
Less: carrying costs	(610,365)
Add: accumulated depreciation	279,703
Other cost adjustments	(427,374)
Net Gain	$1,340,035

NOTE 6 –PROPERTY AND EQUIPMENT

Property and equipment are composed of the following:

	Estimated Useful Life	December 31, 2018	December 31, 2017
Property and equipment	45 years	$221,140	$233,724
Office equipment	3-5 years	324,623	309,874
Business machinery and equipment	5-10 years	2,969,180	3,150,440
Auto	5 years	24,873	26,288
Improvements	5-10 years	10,118,913	10,654,315
Total properties, machinery and equipment		13,658,729	14,374,641
Less: accumulated depreciation and amortization		(13,024,140)	(13,589,287)
Property and equipment, net		$634,589	$785,354

Depreciation expense was $226,603 and $244,772 for the years ended December 31, 2018 and 2017, respectively.

NOTE 7 - INTANGIBLE ASSETS

Intangible assets consist of the software used in management. The cost and related amortization are as follows:

	Estimated Useful Life	December 31, 2018	December 31, 2017
		(Unaudited)
Management software	5 years	$26,134	$9,282
Less: accumulated amortization		(3,051)	(9,282)
Intangible assets, net		$23,083	$-

Amortization expense was $3,171   and $1,192 for the years ended December 31, 2018 and 2017, respectively.

NOTE 8 – RIGHT OF USE ASSETS

As part of its operations, the Company leases back sold properties in Victory Plaza and subleases the properties to un-related third parties with separate lease terms. Leases related to the property in group B (see Note 5, Rental Properties, Net) which were sold with buy-back options are classified as a financing lease. Leases related to the property in group D (see Note 5) are classified as a financing lease if the lease meets any of the following criteria: (i) the lease transfers ownership of the underlying asset to the lessee by the end of the lease term, (ii) the lease grants the lessee an option to purchase the underlying asset that the lessee is reasonably certain to exercise, (iii) The lease term is for the major part of the remaining economic life of the underlying asset, (iv) the present value of the sum of the lease payments and any residual value guaranteed by the lessee that is not already reflected in the lease payments equals or exceeds substantially all (90% or more) of the fair value of the underlying asset, or (v) the underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. A lease will be classified as an operating lease if it is not classified as a finance lease.

On March 27, 2018, Sino Pride leased office space which is to expire on March 26, 2020. The lease is classified as an operating lease. At the lease commencement date, the Company recognized a right-of-use asset and a lease liability, which is the present value of the total lease payments discounted at 5.25% - a premium bank lending rate per annum at the date. The right-of-use asset is amortized over the term of lease.

Right of use assets consist of the followings as of December 31, 2018 and 2017:

Right of Use Assets- As of December 31, 2018 in US $
Lease Type	Property Group	Lease Units	ROU Assets	Accumulated Amortization	ROU, Net
Financing lease	B	4	$315,067	$(284,848)	$30,219
Financing lease	D	4	247,730	(237,948)	9,782
Operating lease - Rental	-	1	597,889	(214,985)	382,904
Total		9	$1,160,686	$(737,781)	$422,905

Right of Use Assets - As of December 31, 2017 in US $
Lease Type	Property Group	Lease Units	ROU Assets	Accumulated Amortization	ROU, Net
Financing lease	B	12	$914,335	$(809,999)	$104,336
Financing lease	D	11	642,709	(604,840)	37,869
Operating lease	-	-	-	-	-
Total		23	$1,557,044	$(1,414,839)	$142,205

During the year ended December 31, 2018, 15 lease-back leases expired. The Company did not renew those leases.

Amortization of ROU assets were $110,602 and $168,896 for the years ended December 31, 2018 and 2017, respectively.

Operating lease expense was $235,623 and $13,345 for the years ended December 31, 2018 and 2017, respectively.

The short-term lease rent expense was also included in operating lease expense. Such expense was $268,778 and $113,507 for the year ended December 31, 2018 and 2017, respectively.

NOTE 9 – BANK LOANS PAYABLE

The following table sets forth the Company’s loans payable as of December 31, 2018 and December 31, 2017:

	2018	2017
Harbin Bank Loans
Interest at 5.46% per annum, payable 07/18/2027	$56,267,993	$59,777,180
Interest at 7.08% per annum, payable 07/19/2024	4,348,878	5,419,571
Interest at 6.50% per annum, payable 12/20/2018	1,744,744	1,844,026
Interest at 6.50% per annum, payable 12/20/2018	1,599,349
Interest at 6.50% per annum, payable 09/27/2019	2,893,367	-
Total principal	66,854,331	67,040,777
Less:
unamortized debt issuance cost	(395,397)	(471,121)
Total bank loans payable	$66,458,934	$66,569,656

On July 20, 2014, the Company’s subsidiaries, DVPD entered into a 10-year loan agreement (the “RMB 390M Loan”) $56,171,684 (RMB 390,000,000) long-term borrowing from Harbin Bank (the “Bank”). The RMB 390M Loan was used for “repayment of other bank loans, repayment of shareholder loans and renovations”. The RMB 390M Loan charges a floating rate of interest at 120% of the loan rate published by the People’s Bank of China for similar loans. Current benchmark rate for a business loan over 5 years is 4.9% per annum adjusted on October 24, 2015. The average interest rates were 5.9% and 5.97% for the years ended December 31, 2018 and 2017, respectively. Originally, the RMB 390M Loan was to mature on June 19, 2024. On August 17, 2017, the Bank agreed to the following: (i) to extend the maturity date of the RMB 390M Loan from July 19, 2024 to July 18, 2027; (ii) to extend the initial monthly repayment date from August 20, 2017 to July 20, 2020, however, during the extended period, the Company has to repay principal of $72,015 (RMB 500,000) per quarter plus monthly interest; and (iii) add Mr. Alex Brown, the controlling shareholder and founder of VCI, as a joint and several guarantor. The RMB 390M Loan agreement includes customary events of default, including DVPD’s failure to pay any principal or interest when due, becoming insolvent, or ceasing operations, or if there is a material adverse change in the assets, business, commitments, or prospects of DVPD. Upon the Bank’s declaration of an event of default under the Loan agreement, they can demand payment in full of all outstanding principal and accrued interest.

The RMB 390M Loan is secured substantially by 18,650 square meters (200,747 square feet) of rental properties owned by DVPD and guaranteed jointly by Sino Pride, DVPD, DVBM, and Mr. Alex Brown. If DVPD fails to fulfill the obligations of the relevant provisions of the RMB 390M Loan agreement, each guarantor shall be liable and pay liquidated damages to the Bank. The damages are 20% of the principal amount of the loan.

On March 24, 2015, DVPD entered into a loan agreement (the “RMB 50M Loan”) for a $7,201,498 (RMB50,000,000) long-term borrowing from the Bank. The RMB 50M Loan was used for “renovations”. The RMB 50M Loan charges a floating rate of interest at 120% of the loan rate published by the People’s Bank of China. The current benchmark rate for a business loan over 5 years is 4.9% per annum adjusted on October 24, 2015. The average interest rates for the years ended December 31, 2018 and 2017 were 5.90% and 5.92%, respectively. The maturity date of the RMB 50M Loan is July 19, 2024. The RMB 50M Loan Agreement includes customary events of default, including DVPD’s failure to pay any principal or interest when due, becoming insolvent, or ceasing operations, or if there is a material adverse change in the assets, business, commitments, or prospects of DVPD. Upon the Bank’s declaration of an event of default under the loan agreement, the Bank Loan can demand payment in full of all outstanding principal and accrued interest.

The RMB 50M Loan is secured substantially by 2,053 square meters (22,098 square feet) of rental properties owned by DVPD and guaranteed jointly by Sino Pride, DVPD and DVBM. If DVPD fails to fulfill the obligations of the relevant provisions of the Loan agreement, each guarantor shall be liable and pay liquidated damages to the Bank. The damages are 20% of the principal amount of the loan. The Company is required to make the principal and interest payments from April 20, 2015 through the Maturity Date.

On December 21, 2017, DVPD entered into a liquidity loan agreement (the “RMB 23M Loan”) for a principal amount of $3,534,383 (RMB 23,000,000) from Harbin Bank (the “Bank”) with interest at 6.5%, payable monthly. The RMB 23M Loan is used for short term liquidity needs. On December 28, 2017, DVPD borrowed $1,844,026 (RBM 12,000,000). The term of the loan was one year and was due on December 20, 2018. On January 19, 2018, DVPD borrowed an additional $1,690,357 (RBM 11,000,000). DVPD may choose to extend the term of the loan after obtaining prior written consent from the Bank at least 15 days prior to the maturity date. Currently, The loan agreement includes customary events of default, including DVPD’s failure to pay any principal or interest when due, becoming insolvent, or ceasing operations, or if there is a material adverse change in the assets, business, commitments, or prospects of DVPD. Upon the bank’s declaration of an event of default under the loan agreement, the Bank can demand repayment in full of principal and accrued interest. The Loan also prohibits the payment of dividends. The RMB 23M loan is secured by the same collateral as the RMB 50M loan and is guaranteed jointly by DVBM and Sino Pride. The Company did not make repayment at the date of due, DVPD is still negotiating the extended term of the loan with the bank.

On September 29, 2017, DVPD entered into another loan agreement (the “RMB 9M Loan”) with the Dalian Economic Development Zone Branch of the Bank (the “Branch”), pursuant to which DVPD borrowed $1.3 million (RMB 9 million) from the Bank with requires at 6.5% payable monthly. The loan was due on September 24, 2018. Upon the maturity date, full amount of principal and accrued interest is required to be paid. The RMB 9M Loan was repaid on December 29, 2017.

On September 27, 2018, DVPD borrowed $2,891,727 (RMB19,900,000) in a short-term loan from Harbin Bank. The loan requires interest at 6.50% per annum and expires on September 12, 2019. The use of loan proceeds is restricted to pay principal and interest amounts owed to Harbin Bank.

The weighted average short-term loan balance consisting of loans from financial institutions was $4,046,028 and $328,339 for the years ended December 31, 2018 and 2017, respectively. The weighted average interest rate for short term loans was 6.50 and 6.59% per annum for the years ended December 31, 2018 and 2017, respectively.

For the years ended December 31, 2018 and 2017, interest expense incurred for the above loans, including amortization of debt issuance costs amounted to $4,131,313 and $3,879,021, respectively.

Debt Maturities

As of December 31, 2018, scheduled maturities of the Company’s outstanding bank loans were as follows:

Year Ended December 31,
2019	$7,307,155
2020	1,069,696
2021	1,069,696
2022	1,069,695
2023	1,069,695
Thereafter	55,268,394
Total debt maturities	66,854,331
Net unamortized debt issuance costs	(395,397)
Total debt obligations	$66,458,934

NOTE 10 – PROPERTY FINANCING AGREEMENTS PAYABLE

Property financing agreements payable consists of the following as of December 31, 2018 and 2017.

	2018	2017
Buy-back financing agreements - group B properties	$46,438,364	$48,650,290
SML financing agreements - group C properties *	33,529,953	29,684,354
Net unamortized SML financing cost	(63,697)	(115,065)
Total property financing agreements, net	$79,904,620	$78,219,579

* includes lease-back payables transferred to SML

Buy-back Financing Agreements

As of December 31, 2018, 216,230 square feet (20,096 square meters) of total properties (15%) (including group B and group C properties-the properties transferred to SML) were sold to various unrelated individuals and entities with a buy-back option. The majority of these properties were sold in the period from 1998 to 2012. The date of buy-back options ranged from 2014 to 2018.

The Company’s accounting policy is to treat these types of sales as financing agreements. The costs of properties sold were kept under the caption of “rental properties” in the consolidated financial statements and continue to depreciate the properties over their estimated life. (see Note 5, Rental Properties, Net) The Company recorded sales proceeds as “property financing agreements payable” in the consolidated financial statements and accrues interest during the period of the buy-back option. The interest rate is determined by the price spread of each unit’s sale price and buy-back price, and the time span from the date of sale to the expiration date (last date to execute the option). In the case where the buy-back price is equal to the sales price, a bank long term lending rated is used. The amount of buy-back financing agreements represents the original proceeds from the sale of the property plus accrued interest. At the date of expiration, the amount of the buy-back financing agreements will equal the buy-back price stated in the buy-back contract.

Detailed information on property buy-back financing agreements payable in group B as of December 31, 2018 and 2017 as follows.

	Units	Square Feet	Selling Price	Buy-Back Price	Property Financing Agreements Payable

December 31, 2018
Effective agreements	14	5,047	$1,765,972	$2,501,614	$2,420,513
Past due agreements	479	124,959	36,322,719	44,030,955	44,017,851
Total financing agreements	493	130,006	$38,088,691	$46,532,569	$46,438,364

December 31, 2017
Effective agreements	36	11,906	$4,318,325	$5,957,680	$5,670,903
Past due agreements	452	117,756	35,738,440	43,024,387	42,979,387
Total financing agreements	488	129,662	$40,056,765	$48,982,067	$48,650,290

The buy-back price is the price that Company has to pay when the owner of property exercises their option to have the Company buy-back the property. This price is stated in the buy-back agreement. Property financing agreements payable is the amount that the Company accrued as a liability as of the reporting date. At the date of maturity, property financing agreements will equal the buy-back price.

Property financing agreements payable will be derecognized when the buy-back amount is fully paid. In the case of settlement, the remaining unpaid balance will be reclassified from buy-back payable to other payables. The amount recorded as buy-back payables reclassified to other payables was $4,186,382 and $6,426,060 as of December 31, 2018 and 2017, respectively.

Following table set forth the expiration of buy-back options (group B properties) and the buy-back amount.

Future Expiration	Units	Amount
Past due as of 12/31/2018	479	$44,030,955
12/31/2019	9	1,779,188
12/31/2020	3	466,181
12/31/2021	-	-
12/31/2022	2	256,245
Total	493	$46,532,569

SML Agreement

On December 29, 2017, the Company entered into an agreement “Strategy Cooperation Agreement”, as amended on February 22, 2018 (the “SML Agreement”) with Dalian Sheng Ma Lin Trading Ltd. (“SML”). Pursuant to the SML Agreement, SML will negotiate with each individual property owner who exercised their option to request the Company to buy back the property on a case by case basis and pay an agreed price to such owner. SML will subsequently become the owner of the property and the Company has agreed to buy back the property at the initial price under the buy-back option with the previous owner no later than May 15, 2020. The Company also agreed to pay interest of 8% per annum commencing on January 1, 2018. In addition, SML will settle the lease-back payables under the lease-back agreements with each individual property owner and the Company agrees to pay SML the amount of rent payable under the lease-back plus annual interest of 8% commencing on January 1, 2018 no later than May 15, 2020. The SML Agreement helps the Company to temporarily relieve part of pressure from disputes and expedite the settlements which will help Company to improve its credit and financial position so that the Company can focus on the renovation. However, if the Company fails to carry out the renovation, or the renovation is not successful, the Company may not have enough funds to buy back the properties from SML or pay the lease-back amounts owed to SML before May 15, 2020, and the Company may not be able to continue its operation or business. SML has no relationship or affiliation with the Company other than the SML agreement. As of December 31, 2018, the properties with buy-back options totaled 319 units, 86,244 square feet (8,013 meters).

Amounts under the SML Agreement as of December 31, 2018 and 2017 consist of following:

	2018	2017
Buy-back related cases: including remaining balances	$26,995,786	$25,701,487
Lease-back related cases: including historical remaining balances	4,069,082	3,982,868
Accrued interest payable to SML	2,465,085	-
Total SML financing agreements	$33,529,953	$29,684,355

NOTE 11 – Account Payable and accrued liabilities

Accounts payable and accrued liabilities consist of the following:

	December 31, 2018	December 31, 2017
Accounts payable	$2,839,967	$1,904,248
Wages and employee benefits payable	370,151	412,762
Taxes payable*	584,693	1,439,605
Vat payable	455,962	2,686
Bank loan interest payable	496,831	122,416
Total accounts payable and accrued liabilities	$4,747,604	$3,881,717

* Taxes payable consist of the following:

	December 31, 2018	December 31, 2017
Individual income taxes	30,674	253,084
Business taxes	136,725	97,918
Property and land use taxes	253,226	685,104
Tax penalties	90,473	378,647
Other surcharges and fees	73,595	24,852
Total	$584,693	$1,439,605

As of December 31, 2018 and 2017, the Company’s taxes payable includes property tax, land use right taxes, income tax, taxes related to rental and other taxes in the aggregate amount of $0.6 million and $1.4 million, respectively. In accordance with Chinese tax authorities and tax laws, the Company accrued tax penalties payable of $90,473 and $378,647 as of December 31, 2018 and 2017, respectively.

NOTE 12 – LEASE LIABILITIES PAYABLE

Lease liabilities payable consisted of following as of December 31, 2018.

Lease Type	Property Group	Lease Units	Lease Payable
Financing lease	B	4	$176,902
Financing lease	D	4	38,878
Operating lease	Office rent	1	396,345
Total		9	$612,125

Leases liabilities payable consisted of following as of December 31, 2017.

Lease Type	Property Group	Lease Units	Lease Payable
Financing lease	B	12	$493,124
Financing lease	D	11	232,302
Operating lease	D	-	-
Total		23	$725,426

For the year ended December 31, 2018, 15 lease-backs expired. The Company did not renew those leases. The unpaid lease liability was recorded as “Other payables” in the accompanying consolidated financial statements. Accumulated unpaid lease-back liabilities were $5,456,883 and $5,976,264 as of December 31, 2018 and 2017, respectively.

A typical lease contract will include the: (i) the lease period – usually around 10 years, (ii) agreed lease payment amount, (iii) payment terms among others, The Company takes the risk after the lease is signed. The Company is liable for the agreed lease-back payment amount even if the property is vacant. Lease-back rental properties may be combined with company owned properties together for rent depending on the needs of the tenant. The Company did not trace income separately from those lease-back properties. Rental income is reported gross including rent income from our owned properties and lease-back properties. Lease-back expenses were recorded as amortization, interest and lease-back expenses separately.

Financing lease expenses consisted of (i) amortization of the ROU asset; (ii) interest expense of the lease liability and (iii) other one-time payments including late payment reimbursement. The Company incurred $110,602 and $168,895 of amortization of ROU assets during years ended December 31, 2018 and 2017, respectively. The Company incurred $6,846 and $20,596 of interest expense in connection with financing leases for the years ended December 31, 2018 and 2017, respectively. The Company incurred additional expenses of $2,364,004 and $2,593,033 in connection with the lease-back operations for the years ended December 31, 2018 and 2017, respectively. Those expenses are mainly guaranteed rental payments, late payment reimbursements and taxes paid on behalf of the property owners.

Operating lease expense including interest and amortization are reported as “operating lease expense” in the accompanying consolidated financial statements. Operating lease expense was $504,401 and $126,852 for the years ended December 31, 2018 and 2017, respectively, including the rental expenses from the short-term leases of $268,778 and $113,507 for the years ended December 31, 2018 and 2017, respectively.

The following table sets forth the outstanding lease-back contracts at December 31, 2018 and 2017.

Outstanding leases	Units	Square Feet	Annual rent in US$
2017	23	6,372	$541,923
2018	8	1,721	$88,672

Future minimum lease-back payables at December 31, 2018 were as follows:

Years Ended December 31,	Lease Units*	Square Feet	Minimum Lease Payable
2019	3	431	$52,050
2020	-	-	4,647
2021	-	-	-
Total future minimum lease payable			$56,697

* Lease units represent total leases at the end of period

Sino Pride leases office space under an operating lease agreement which expires March 26, 2020. The future minimum rental payments are as follows:

Years ending December 31,
2019	$328,066
2020	78,371
$406,437

NOTE 13 – OTHER PAYABLES

Other payables consist of the following:

	December 31, 2018	December 31, 2017
Tenants deposits payable	2,652,706	2,557,706
Tenants escrow account	1,607,935	2,700,273
Guaranteed rent payable	286,394	847,423
Expired lease-back payable	5,456,883	5,976,264
Buy-back payable	4,186,382	6,426,060
Accrued liabilities for additional payables from lawsuits	4,800,348	2,901,221
Exchange Zhong Ke Chuang Zhan	-	1,530,854
Union, housing, heating and others	604,227	282,675
Total Other Payables	$19,594,875	$23,222,476

NOTE 14 – RELATED PARTY TRANSACTIONS

The Company has been financing its operations by borrowing funds from Sino Pride and DVDC, the holder of the 20% equity interest of DVPD.

Loan payable to related party consists of following as of December 31, 2018 and 2017:

	2018	2017
Loan payable to DVDC	$10,723,778	$11,333,999
Due to related individual	792,502	541,884
Loan payable to related parties	$11,516,280	$11,875,883

Loan Payable to DVDC

DVDC contributed land use rights and infrastructures valued at $20,000,000 to DVPD. Among this $20,000,000 contribution, $6,800,000 was recorded as registered capital, $13,200,000 was recorded as a loan payable to DVDC per the December 25, 2000 agreement. The loan is payable when DVPD is profitable. Loan principal $3,300,000 (25% of $13,200,000) bears interest at 8% per annum. The interest rate for the remaining balance of principal is equal to the loan rate published by Bank of China.

Loan payable to DVDC was initiated in US dollars and related interest calculations are based on the principal in US dollars per the loan agreement. However, the loan agreement did not specify which currency will be used when the loan is repaid. Considering that DVDC is a Chinese entity and located in China, loan and interest payments must be denominated in RMB, therefore, RMB is the currency utilized to record the principal and interest payable. Any gain or loss resulting the translation of the financial statements will be recorded in “accumulated comprehensive income (loss)” section. RMB109,356,000 loan payable to DVDC was translated from $13,200,000 US dollars at the historical rate.

Loan payable to DVDC consists of following at December 31, 2018 and 2017.

	December 31, 2018	December 31, 2017
Loan principal	$13,200,000	$13,200,000
Advance payments for infrastructure construction	(5,685,747)	(5,685,747)
Other payable to DVDC	215,136	215,136
Net loan payable to DVDC in RMB	7,729,389	7,729,389
Foreign exchange effect	2,994,389	3,604,610
Net loan payable to DVDC in US$	$10,723,778	$11,333,999

Accrued interest expense – related parties was $519,970 and $523,696 for the years ended December 31, 2018 and 2017, respectively. Total accrued interest payable to related parties was $11,121,817 and $11,223,684 at December 31, 2018 and 2017, respectively.

Due to Related Individual

The spouse of our major shareholder provided working capital for our US office expenses. As of December 31, 2018, and December 31, 2017, the amount due to this individual was $792,502 and $541,884, respectively. The amount due earns no interest and is due on demand.

Loan Payable to Sino Pride

Sino Pride has been a major source of funds for the operations of DVPD and DVBM. In the period from 1996 to 2008, DVPD received loans of $38,683,297 from Sino Pride and repaid $20,710,919 in the period from 1998 to 2014. In 2015, total repayments were $4,068,630. Loan payable to Sino Pride bears interest at 8% per annum. Pursuant to FASB ASC 830-20-35-1, the intra-entity (intercompany transactions) foreign currency transactions whose terms are denominated in the currency other than the entity’s functional currency and settlement is anticipated in the foreseeable future (hence not long-term investment nature), requires the increases or decreases in expected functional currency cash flows to be included in determining income (loss) in the periods as gain (loss) from foreign currency transactions.

The loan payable to Sino Pride is denominated in US dollars. The loan is designated as funding for working capital and is not an investment. The repayment is required when the Company is profitable or has funds available to make repayments. The transactions of loan proceeds and repayments are dominated in US dollars. The Company uses the bank spot exchange rate to record proceeds and repayments in RMB in the Company’s books. By the end of the year, the US$ loan balance and interest payable will be translated to RMB and recorded on DVPD and DVBM’s books.

Loans, repayments and accrued interest payable to Sino Pride as of December 31, 2018 and December 31, 2017 are as followed:

Loan Payable to Sino Pride
Loan balance at December 31, 2016	$13,903,748
Repayment in 2017	(400,000)
Loan balance at December 31, 2017	13,503,748
Repayment in 2018	(200,000)
Loan balance at December 31, 2018	$13,303,748

Interest Payable to Sino Pride
Interest payable at 12/31/2016	$6,347,629
Accrued interest in 2017	1,104,344
Repayments in 2017	-
Interest payable - December 31, 2017	7,451,973
Accrued interest in 2018	1,079,968
Repayments in 2018	-
Interest payable - December 31, 2018	$8,531,941

The above inter-company loan payable of $13,303,748 and $13,503,748, and accrued interest payable of $8,531,941 and $7,452,015 at December 31, 2018 and December 31, 2017, respectively, have been eliminated in the accompanying consolidated financial statements. The interest expenses of $1,079,926 and $1,104,344 for the years ended December 31, 2018 and 2017, respectively, have been eliminated in the accompanying consolidated financial statements.

Loan Payable to Shareholder/Due to Shareholder

Due to shareholder represents the investment amount that Sino Pride received from its former shareholders, which was assigned to the Company’s current major shareholder, Mr. Alex Brown. Loan payable to shareholder was $64,151,148 and $63,020,584, respectively at December 31, 2018 and 2017. During the year ended December 31, 2018 and 2017, Mr. Alex Brown advanced $1,362,472 and $1,051,063 to the Company, respectively. The balance due to shareholder bears no interest and is payable on demand.

Transfer of Ownership of Sino Pride

Iven International Group Limited, is a company registered in Hong Kong (“Iven”). From October 31, 2016 to June 30, 2017, Alex Brown beneficially owned a 100% equity interest of Iven, among which, a 70% equity interest was held directly and a 30% equity interest was held indirectly through Dalian Yiwen New Materials Technology Development Co., Ltd, a PRC entity 80% owned by Alex Brown and 20% owned by his spouse. On June 30, 2017, Alex Brown and Dalian Yiwen New Material Technology Development Co., Ltd transferred their respective ownership of Iven to Winner Ascent Investment Limited, a Hong Kong limited liability company solely owned by Alex Brown.

On November 2016, Iven signed an agreement of “Assignment of Common Stock and Debt Rights” (“the Original Agreement”) from VP Holding. Pursuant to the Original Agreement, Iven acquired all 30,000,000 shares of common stock of Sino Pride then outstanding and assumed debt rights (Sino Pride owed to VP Holding) for nominal consideration of HK$ 1 (approximately US$0.13) from VP Holding.

On September 4, 2017, VCI signed “Assignment of All Outstanding Shares and All Debt Rights Agreement” (“the Agreement”) with Iven. Pursuant to the Agreement, VCI acquired all 30,000,000 shares of common stock of Sino Pride then outstanding and assumed shareholder debt and loan rights of HK$493,807,633 (approximately $64,208,000) (Sino Pride owed to VP Holding) including outstanding shareholder loans of HK$ 408,409,628 (approximately $53,093,000) for nominal consideration of HK$ 1 (approximately US$0.13) from Iven. The Transfer was part of the restructuring to prepare the Company to list in the U.S. capital markets.

NOTE 15 - INCOME TAXES

The Company accounts for income taxes pursuant to ASC 740 “Accounting for Income Taxes” which requires the recognition of deferred tax assets and liabilities for the differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carry forwards. Additionally, the accounting standards require the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Realization of deferred tax assets, including those related to the U.S. net operating loss carry forwards for income tax purposes as compared to financial statement purposes, are dependent upon future taxable income and timing of reversals of future taxable differences along with any other positive and negative evidence during the periods in which those temporary differences become deductible or are utilized.

DVPD and DVBM are located in China and governed by the Income Tax Law of the PRC. Under the Income Tax Laws of the PRC, Chinese companies are generally subject to an income tax at an effective rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments. DVPD and DVBM are subject to these statutory rates. Operating losses can be carried forward for five years.

Sino Pride is located in Hong Kong and governed by the Tax Laws of Hong Kong. Assessable profits of corporations are taxed at the corporate tax rate of 16.5%. Tax losses can be carried forward to offset profits in future years until fully absorbed but cannot be carried back.

VCM was incorporated in the U.S. on July 5, 2017 and is governed by the U.S. Federal tax laws and the State of Nevada (Incorporation State).

On December 22, 2017, the Tax Cuts and Jobs Act (the “TCJA”), which significantly modified U.S. corporate income tax law, was signed into law by President Trump. The TCJA contains significant changes to corporate income taxation, including but not limited to the reduction of the corporate income tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of the current year’s taxable income and generally eliminating net operating loss carrybacks, allowing net operating losses to be carryforward without expiration, one-time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the new federal tax law is uncertain, including to what extent various states will conform to the newly enacted federal tax law.

As of December 31, 2018 and 2017, DVPD, DVBM and Sino Pride had a combined net foreign operating loss carry forwards of approximately $81,125,753 and $88,084,000, respectively that may be available to reduce future years’ taxable income. These foreign losses may not offset US income taxes in the future. Management believes that it appears more likely than not that the Company will not realize these tax benefits.

As of December 31, 2018 and 2017, VCM had approximately $1,155,570 and $197,000 net operating loss carryforwards, respectively. In the U.S net operating losses incurred prior to December 31, 2017, can be carried forward 20 years. Under the TCJA, net operating losses can be carried forward indefinitely. The Company has no operating income in the US as of the date of reporting. Management believes that it appears more likely than not that the Company will not realize these tax benefits. VCM’s tax return for the years ended December 31, 2017 and 2018 are open to IRS inspection.

Future tax benefits which may arise as a result of net operating losses have not been recognized in the accompanying consolidated financial statements as their realization has not been determined likely to occur. Also, due to the change in control, there are annual limitations on future net operating loss carryforward deductions. As future earnings are uncertain, the Company has provided a valuation allowance for the entire amount of the deferred tax asset. The Company is required to evaluate the tax positions taken in the course of preparing its tax returns to determine whether tax positions are “more likely than not” of being sustained by the applicable tax authority “More likely than not” is defined as greater than a 50% chance.

As of December 31, 2018, the Company had accumulative deferred tax asset of $18,396,232, which resulted from net operating loss carryforward. A 100% valuation allowance of $18,396,232 was recognized. The net deferred tax asset was zero as of December 31, 2018. The forfeited amount of deferred tax asset was $1,554,166 due to expiration of net operating loss carry forwards in China in the year ended December 31, 2018.

For the years ended December 31, 2018 and 2017, changes in deferred tax asset consisted of:

	December 31, 2018	December 31, 2017
Net operating loss carryforwards	$753,069	$3,229,988
Valuation allowance	(753,069)	(3,229,988)
Deferred tax asset - net	$-	$-

The reconciliation of the Company’s effective tax rate as a percentage of income before taxes and Federal statutory rates for the two years ended December 31, 2018 and 2017, respectively, is as follows:

	2018	2017
China
US statutory tax rate	21.00%	34.00%
Tax rate difference	4.00%	-9.00%
Changes in valuation allowance	-25.00%	-25.00%
Effective rate	0.00%	0.00%

	2018	2017
Hong Kong
US statutory tax rate	21.00%	34.00%
Tax rate difference	-4.50%	-17.50%
Changes in valuation allowance	-16.50%	-16.50%
Effective rate	0.00%	0.00%

NOTE 16– STOCKHOLDERS’ EQUITY

The Company is authorized to issue up to 600,000,000 shares of common stock, par value $0.0001 per share. On November 13, 2017, the Company issued 20,700,000 shares of its common stock to Alex Brown, Chairman and Chief Executive Officer of the Company and received consideration of $2,070 in cash. The Company cancelled 23,000,000 shares of its common stock issued to two individuals on December 12, 2017 and returned the proceeds of $230. All references to the numbers of common shares and per share amounts in the accompanying consolidated financial statements have been adjusted to reflect the issuance of 20,700,000 shares on a retrospective basis as if such shares were issued and outstanding throughout the periods presented.

NOTE 17 - STATUTORY RESERVE

Pursuant to the PRC law, entities must make appropriations from after-tax profits to a non-distributable “statutory surplus reserve fund”. Subject to certain cumulative limits, the “statutory surplus reserve fund” requires annual appropriations of 10% of after-tax profit until such appropriations reach 50% of the registered capital (as determined under accounting principles generally accepted in the PRC (“PRC GAAP”) at each yearend). DVPD and DVBM have not made any appropriations to the statutory reserve as of December 31, 2018 and December 31, 2017 as DVPD and DVBM as they have not yet generated any after-tax profits.

NOTE 18 – NON-CONTROLLING INTEREST

Non-controlling interest represents DVDC’s 20% equity ownership interest in DVPD and DVPD’s operating results including its 5% equity ownership interest in DVBM. Non-controlling interest consisted of the following as of December 31, 2018 and December 31, 2017:

	December 31, 2018	December 31, 2017
Non-controlling interest at beginning of the period	$(43,268,669)	$(39,487,688)
Net loss	(971,370)	(1,536,231)
Change in foreign currency translation adjustment	1,997,942	(2,244,750)
Non-controlling interest at end of the period	$(42,242,097)	$(43,268,669)

NOTE 19 - COMMITMENTS AND CONTINGENCIES

Country Risk

Our PRC subsidiaries are subject to laws and regulations applicable to various laws and regulations generally applicable to companies in China. As the Company’s principal operations are conducted currently in the PRC, it is subject to contingencies and risks not typically associated with companies in North America and Western Europe. These risks include, among others, risks associated with the political, economic and legal environments and foreign currency exchange limitations encountered in the PRC. The Company’s results of operations may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, among other things.

In addition, all the Company’s transactions in the PRC are denominated in RMB, which must be converted into other currencies before remittance from the PRC. Both conversion of RMB into foreign currencies and remittance of foreign currencies abroad require approval of the PRC government.

Lease

Sino Pride leases office space under an operating lease agreement which will expire on March 26, 2020. The future minimum rental payments are as follows:

Twelve Months Ended December 31,
2019	$328,066
2020	78,371
$406,437

Legal Proceedings

As of December 31, 2018, the Company had property financing agreements payable of $79,904,620, lease liabilities payable of $612,125, lease-back payables past due of $5,456,883, unpaid balances in connection with property buy-backs of $4,186,382. As of December 31, 2018, there were total of 518 lawsuits against the Company in Dalian City, China. Litigants claimed that the Company did not buy back the property pursuant to the sales contract or the Company did not pay the lease-back rental payments on time. These claims amounted to $23,456,741 (RMB161,330,771) translated at the December 31, 2018 exchange rate). These payables were included in and reported under the caption of “Property financing agreements payable”, “Lease liabilities payable” and “Other payables”. In connection with the progress of these cases, the Company accrued $4,800,348 for possible extra litigation charges. The Company records the related attorney fees when invoiced. The attorney fees in connection with these cases was $97,071 and $666,599 for the years ended December 31, 2018 and 2017, respectively.

The nature of these lawsuits is to demand the Company buy-back property per agreements or to pay unpaid rent per lease-back agreements. The Company has been accruing the interest and included in property financing agreements payable and lease liabilities payable based on the lease agreements. The Company records the expired lease-back payables and unpaid buy-back payables in other payables and accrues additional estimated liabilities. The management believes that current recorded liabilities were reasonable estimates of the total final buy-back payments and total final lease-back payables. In the case of a reasonable possibility that a loss is to exceed the amount already recognized, the Company will accrue additional estimated liabilities when known.

The Company intended to buy back these properties at a discounted price (compared to the price in the contract). The Company has intended to settle the balance due relating to lease-back payables with the owners of the lease-back properties. The Company has formed a task group and has been negotiating with the plaintiffs and other owners of the lease-back properties.

Collateral of Company’s Asset to Three Individuals

On May 18, 2017, 140 square meters (1,507 square feet), owned by the Company was used as collateral to help on unrelated individual to borrow $770,000 (RMB5,000,000) under a one-year bank loan. There was no profit or gain for the Company to provide this collateral. The one-year period is now past due. The Company is exposed to the loss  of this property if the individual is insolvent and fails to settle the bank loan.

On May 18, 2017, the Company allowed one of its board members of DVPD to use 7 units of rental properties, totaling 138 square meters (1,485 square feet), owned by the Company as collateral to borrow $770,000 (RMB5,000,000) under one-year bank loan. There was no profit or gain for the Company to provide this collateral. The one-year loan is now past due. The Company is exposed to the loss of this property if the individual is insolvent and fails to repay the bank loan.

On May 18, 2017, the Company allowed one of its board members of DVPD to use 2 units of rental properties, totaling 15 square meters (161 square feet), owned by the Company as collateral to borrow $770,000 (RMB 5,000,000) under a one-year bank loan. There was no profit or gain for the Company to provide this collateral. The one-year period is past due. The Company exposed to the loss of these properties if the individual is insolvent and fails to settle the bank loan.

NOTE 20 – CONCENTRATION OF CREDIT RISK

The Company maintains cash balances in various banks in China and the Special Region of Hong Kong. Per regulation of PRC, the maximum insured bank deposit amount is approximately $72,700 (RMB 500,000) for each financial institution. As of December 31, 2018, the Company’s uninsured cash balance was approximately $57,500.

The Company receives rental and management fee income from approximately 700 tenants. Revenue from the top ten tenants accounted for 19% and 24% of total revenue, for the years ended December 31, 2018 and 2017, respectively, No individual tenant’s revenue accounts for more than 10% of the total revenue in the above periods.

NOTE 21 - SUBSEQUENT EVENTS

Lawsuits

Subsequent to December 31, 2018, 17 new lawsuits with new claims amounting to $1,534,612 were filed against the Company. As of April 12, 2019, there were a total of 537 lawsuits against the Company in Dalian City, China. Litigants claimed that the Company did not buy back the properties pursuant to the sales contracts or the Company did not pay the promised lease-back rental payments on time. These claims amounted to $24,991,353 (RMB167,636,998). Management believes that the amount claimed by these litigants approximates the amount that the Company has already recorded in and under the caption of “Property financing agreements payable”,” Lease liabilities payable” and “Other payables” in the accompanying consolidated financial statements.

Claims of Lawsuits as of April 12, 2019	Store Unit	Square Feet	Claimed Amount in US$
Property buy- back related issues	237	52,728	$20,513,926
Leases and leases back related issues	234	47,097	2,748,114
Other issues	66	13,019	1,729,313
Total in RMB	537	112,844	$24,991,353

As of April 12, 2019, the Company settled the following cases.

Resolved cases as of April 12, 2019	Total Resolved Cases	Cases resolved in 2018	Resolved after December 31, 2018
Property buy-back related issues	54	5	-
Leases payment related issues	102	6	-
Other issues	12	5	-
Total resolved cases	168	16	-

Initial Public Offering

Pursuant to the Registration Statement on Form S-1 initially filed with the SEC on November 7, 2018, which was declared effective on February 14, 2019, the Company closed its initial public offering on March 28, 2019. As of March 28, 2019, there were total of 30 individual investors that signed “Subscription Agreements” to purchase the shares of the Common Stock of the Company. The offering price was $1 US dollar per share with par value of $0.0001. Total of 1,011,000 shares were purchased by these 30 investors. As of April 16, 2019, $262,000 has been wired into our US bank account and $749,000 been deposited into DVBM’s bank account.

