Form 10-Q
period 2019-03-31
Victory Commercial Management Inc.
filed 2019-05-15
CIK 1723083

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number: 333-228242

VICTORY COMMERCIAL MANAGEMENT INC.

(Exact name of registrant as specified in its charter)

Nevada	37-1865646
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3rd Floor, 369 Lexington Ave, New York, NY	10017
(Address of principal executive offices)	(Zip Code)

(212)-922-2199

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X]	Smaller reporting company	[X]
		Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of May 15, 2019, 21,711,000 ordinary shares of the registrant, par value $0.0001 per share, were issued and outstanding.

i

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

VICTORY COMMERCIAL MANAGEMENT INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2019	2018
	(Unaudited)
ASSETS

Rental properties, net	$22,842,018	$22,519,082
Cash and cash equivalents	161,192	188,921
Restricted cash	123,236	130,199
Tenant and sundry receivables, net of allowance for doubtful accounts	1,200,980	1,132,691
Prepaid expenses and other assets	613,907	697,756
Property and equipment, net	607,357	634,589
Intangible assets, net	22,318	23,083
ROU assets, net	334,008	422,905
Short-term loan and interest receivable	9,416,268	7,616,300
TOTAL ASSETS	$35,321,284	$33,365,526

LIABILITIES AND DEFICIT

Liabilities:
Bank loans payable, net	$69,377,583	$66,458,934
Property financing agreements payable	82,573,185	79,904,620
Accounts payable and accrued liabilities	5,101,566	4,747,604
Deferred rental income	4,874,162	4,610,478
Lease liabilities payable	481,754	612,125
Other payables	20,310,396	19,594,875
Loans payable to related parties	11,792,995	11,516,280
Due to shareholder	64,665,984	64,151,148
Interest payable to related parties	11,533,279	11,121,817
Total Liabilities	270,710,904	262,717,881

Commitments and Contingencies	-	-

Deficit:
Common stock, $0.0001 par value, 600,000,000 shares authorized; 21,711,000 and 20,700,000 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively *	2,171	2,070
Paid-in capital	11,827,188	10,816,289
Subscription receivable	(891,000)	-
Accumulated deficit	(195,609,565)	(194,188,636)
Accumulated other comprehensive loss	(7,349,601)	(3,739,981)
Total stockholder’s deficit attributable to the Company’s common shareholders	(192,020,807)	(187,110,258)
Noncontrolling interest	(43,368,813)	(42,242,097)
Total Deficit	(235,389,620)	(229,352,355)

TOTAL LIABILITIES AND DEFICIT	$35,321,284	$33,365,526

*	The shares are presented on a retroactive basis to reflect the founder shares issuance. See Note 16.

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

VICTORY COMMERCIAL MANAGEMENT INC. AND SUBSIDIARIES

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE (LOSS)

FOR THE THREE MONTHS ENDED MARCH 31,

	2019	2018
Revenues
Rental income	$784,713	$986,721
Management fee income	1,263,938	1,358,531
Other income	137,854	179,511
Total revenues	2,186,505	2,524,763

Operating expenses
Selling expenses	1,243,409	1,397,674
Depreciation and amortization	319,975	364,715
Lease expenses	7,109	2,296,210
Payroll and payroll related expenses	507,677	284,326
Business taxes	129,464	88,196
Operating lease expenses	175,410	82,040
Other general and administrative expenses	340,276	318,790
Total operating expenses	2,723,320	4,831,951

Loss from operations	(536,815)	(2,307,188)

Other income (expenses)
Interest income	170,606	11,588
Interest - loans	(1,043,220)	(1,037,664)
Interest - ROU and other capitalized liabilities	(667,008)	(682,264)
Interest - related parties	(134,196)	(131,824)
Gain from foreign currency transactions	542,730	725,050
Gain on disposal of fixed assets	1,971	24
Other income	-	2,530,346
Total other (expenses) income, net	(1,129,117)	1,415,256

(Loss) from operations before provision for income tax	(1,665,932)	(891,932)
Provision for income tax	-	-
Net Loss	(1,665,932)	(891,932)
Net (loss) attributable to noncontrolling interest	(245,003)	(276,418)
Net (loss) attributable to the Company’s common shareholders	$(1,420,929)	$(615,514)

Per Common Share - basic and diluted:
Net (loss) per Company’s common share	$(0.07)	$(0.03)
Weighted-average shares outstanding, basic and diluted *	20,744,933	20,700,000

Comprehensive loss
Net (loss)	$(1,665,932)	$(891,932)
Other comprehensive loss, net of tax
Change in foreign currency translation adjustments	(4,491,333)	(6,507,079)
Total other comprehensive (loss)	(6,157,265)	(7,399,011)
Comprehensive (loss) attributable to non-controlling interest	(881,713)	(1,278,060)
Comprehensive (loss) attributable to the Company’s common shareholders	$(5,275,552)	$(6,120,951)

*	The shares are presented on a retroactive basis to reflect the founder shares issuance. See Note 16.

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

VICTORY COMMERCIAL MANAGEMENT INC. AND SUBSIDIARIES

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

For the three months	Common Stock		Additional Paid in	Accumulated	Accumulated Other Comprehensive	Noncontrolling	Total
ended March 31, 2018	Shares *	Amount	Capital	Deficit	Loss	Interest	Deficit
Balance -December 31, 2017	20,700,000	$2,070	$10,816,289	$(190,411,237)	$(12,439,971)	$(43,268,669)	$(235,301,518)
Net loss	-	-	-	(615,514)	-	(276,418)	(891,932)
Other comprehensive income (loss):
change in foreign currency translation adjustment	-	-	-	-	(5,229,019)	(1,278,060)	(6,507,079)
Balance -March 31, 2018	20,700,000	$2,070	$10,816,289	$(191,026,751)	$(17,668,990)	$(44,823,147)	$(242,700,529)

For the three months	Common Stock		Additional Paid in	Accumulated	Accumulated Other Comprehensive	Noncontrolling	Total
ended March 31, 2019	Shares *	Amount	Capital	Deficit	Loss	Interest	Deficit
Balance -December 31, 2018	20,700,000	$2,070	$10,816,289	$(194,188,636)	$(3,739,981)	$(42,242,097)	$(229,352,355)
Initial public offering closed on March 28, 2019	1,011,000	101	1,010,899	-	-	-	1,011,000
Subscription receivable	-	-	(891,000)	-	-	-	(891,000)
Net loss	-	-	-	(1,420,929)	-	(245,003)	(1,665,932)
Other comprehensive income (loss):
Change in foreign currency translation adjustment	-	-	-	-	(3,609,620)	(881,713)	(4,491,333)
Balance -March 31, 2019	21,711,000	$2,171	$10,936,188	$(195,609,565)	$(7,349,601)	$(43,368,813)	$(235,389,620)

*	The shares are presented on a retroactive basis to reflect the founder shares issuance. See Note 16.

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

VICTORY COMMERCIAL MANAGEMENT INC. AND SUBSIDIARIES

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31,

	2019	2018
Cash Flows from Operating Activities:
Net (loss)	$(1,665,932)	$(891,932)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization	319,975	364,715
Amortization of debt issuance costs	13,940	-
Foreign currency exchange gain on loan and interest repayments to related party	(542,730)	(725,050)
Gain on disposal of fixed assets	(1,971)	(24)
Non cash operating lease expenses	(3,411)	9,275
Changes in operating assets and liabilities
(Increase) in tenant and sundry receivables	(39,900)	(154,366)
Decrease (increase) in prepaid expense and other assets	96,971	(153,964)
(Increase) in short-term loan interest receivable	(170,540)	-
Increase in property financing agreements payable	33,028	80,365
Increase in SML loan interest payable	633,177	599,257
Increase (decrease) in accounts payable and accrued liabilities	240,731	(1,464,373)
Increase (decrease) in deferred rental income	148,218	(744,518)
Increase in interest payable to related party	134,134	132,226
Increase in other payables	169,306	1,593,568
Increase in lease liabilities payable	802	13,501
Net Cash (Used in) Operating Activities	(634,202)	(1,341,320)

Cash Flows from Investing Activities:
Capital expenditures - fixed assets and improvements	(13,296)	(24,356)
Short-term loan receivable	(1,431,322)	-
Net Cash (Used in) Investing Activities	(1,444,618)	(24,356)

Cash Flows from Financing Activities:
Proceeds from bank loans	1,517,644	1,729,913
Proceeds from sales of common stock	120,000	-
Repayment of bank loans	(272,596)	(289,255)
Advance from shareholder	663,065	70,995
Advance from (repayment to) related party	10,000	(60,947)
Net Cash Provided by Financing Activities	2,038,113	1,450,706

Effect of exchange rate changes on cash and cash equivalents	6,015	8,366

Net (decrease) increase in cash, cash equivalents and restricted cash	(34,692)	93,396
Cash, cash equivalents and restricted cash at beginning of periods	319,120	873,918
Cash, cash equivalents and restricted cash at end of periods	$284,428	$967,314

Reconciliation of Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents at beginning of periods	$188,921	$755,027
Restricted cash at beginning of periods	130,199	118,891
Cash, cash equivalents and restricted cash at beginning of periods	$319,120	$873,918

Cash and cash equivalents at end of periods	$161,192	$362,268
Restricted cash at end of periods	123,236	605,046
Cash, cash equivalents and restricted cash at end of periods	$284,428	$967,314

Supplemental Disclosure Cash Flow Information:
Cash paid for:
Interest	$973,785	$1,026,485
Income tax	$-	$-

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

VICTORY COMMERCIAL MANAGEMENT INC. AND SUBSIDIARIES

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 2 – GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As indicated in the accompanying condensed consolidated financial statements, the Company had a net loss of $1,665,932 and $891,932 for the three months ended March 31, 2019 and 2018, respectively; an accumulated deficit of $195,609,565 at March 31, 2019. The Company had an unrestricted cash balance of $161,192 as of March 31, 2019. The current cash balance available to the Company cannot be projected to cover the required payments of the operating expenses arising from normal business operations and to meet the required payments of buy-backs and lease-backs if settled with the claims filed by the property owners as disclosed below for the next twelve months from the issuance date of this report. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive or raise additional debt and/ or equity capital. Management believes that its capital resources are not currently adequate to continue operating and maintaining its business for the next twelve months from the issuance date of this report.

As of March 31, 2019, the Company had property financing agreements payable of $82,573,185, lease liabilities payable of $481,754, expired lease-back payables of $5,642,075, and buy-back payables of $4,307,402. As of March 31, 2019, there were 534 lawsuits case against the Company in Dalian City, China. Litigants claimed that the Company did not buy back the property pursuant to the sales contract or the Company did not pay the promised lease-back rent on time. These claims amounted to $24,839,711 (RMB 166,696,817 translated at March 31, 2019 exchange rate). These payables were included in and reported under the caption of “Property financing agreements payable”, “Lease liabilities” and “Other payables”. As of March 31, 2019, the Company accrued $4,919,732 for possible extra litigation charges. The Company will record attorney fees when invoiced. The attorney fees in connection with litigation was $0.00 and $66,434 for the three months ended March 31, 2019 and 2018, respectively.

These lawsuits are caused by our failure of buying back the properties when requested to or our failure of paying rents for certain lease-back units. Subsequently, certain units owned by DVPD have been frozen from transfer or disposition by the courts. DVPD has been restricted from free transfer, disposal, and pledge of its 5% equity interest in DVBM from March 2, 2017 to March 1, 2019. The 5% equity interest in DVBM is still restricted as the date of report. In addition, DVPD has be listed as a “dishonest debtor” by the local courts in the PRC. Once listed as a dishonest debtor, DVPD can be subject to certain restrictions in connection with commercial loans at the banks’ discretion; the purchase or transfer of properties and land use rights; and renovation, upgrade or renovation of properties. In addition, the bank accounts of DVPD are frozen by the courts which allow the inflow of cash to the bank accounts but prohibit the outflow of cash.

Management believes that the recorded total property financing agreements payable, guaranteed rent payable, buy-backs payable, certain lease liabilities payable, accrued liabilities for additional payable from litigation, and expired lease-back payable of $97,899,206 is a reasonable estimation. Should the settlement of these liabilities exceed management’s estimates, additional accruals will be necessary.

During 2017, due to lack of effective controls and monitoring procedures and processes, DVPD provided a total of 293 square meters as collateral to help one board member of DVPD, one employee of DVPD (now a former employee) and one unrelated individual to acquire three separate bank working capital loans. There was no gain or profit for the Company to provide such collateral. The one-year period is now past due. The Company has a risk of losing these properties if these individuals are not able to repay these bank loans. The Company is discussing with these individuals to release the Company’s collateral.

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

The accompanying condensed unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The accompanying condensed unaudited consolidated financial statements do not include any adjustments related to the recoverability and or classification of the recorded asset amounts and or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of consolidation

The accompanying unaudited condensed financial statements do not include all disclosures normally required by generally accepted accounting principles. These statements should be read in conjunction with the annual financial statements included in the Form 10-K filed with the U.S. Securities and Exchange Commission. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying unaudited condensed financial statements and consist of only normal recurring adjustments, except as disclosed herein. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2019.

The Company’s condensed unaudited consolidated financial statements include the accounts of VCM, VCI, Sino Pride, DVPD, DVBM, and DVPM at March 31, 2019 and for the three months ended March 31, 2019 and for the year ended December 31, 2018. All inter-company accounts and transactions among the consolidation group have been eliminated in consolidation.

Use of Estimates

The preparation of the condensed unaudited consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to makes estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the consolidated financial statements and during the reporting periods. Actual results could materially differ from these estimates. Significant estimates include the liabilities recorded for property financing agreements payable, buy-back payables, lease liabilities payable, expired lease-back payables and the estimated liability accrued for additional litigation charges related to the numerous lawsuits. Other estimates include the allowance for doubtful accounts on tenant receivables and other receivables, recoverability of long-lived assets, the useful life of rental properties, property and equipment and intangible assets, assumptions used in assessing impairment of long-term assets and the valuation of deferred tax assets.

Foreign Currency Translation

The reporting currency of the Company is the U.S. dollar. The functional currency of VCM and VCI is the U.S. dollar, the functional currency of DVPD, DVBM, and DVPM is the Chinese Renminbi (“RMB”), and the functional currency of Sino Pride and DVPM is the Hong Kong Dollar (“HK$”). The condensed unaudited consolidated financial statements of the Company have been translated into U.S. dollars in accordance with ASC 830-30 “Translation of Financial Statements”. The financial information is first prepared in RMB or HK$ and then is translated into the U.S. dollar at the period-end exchange rates as to assets and liabilities and at average exchange rates as to revenue, expenses and cash flows. Equity accounts are translated at their historical exchange rates when the capital transactions occurred. As a result, amounts relating to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balance sheets. Translation adjustments resulting from the process of translating the local currency financial statements into the U.S. dollar are included in accumulated other comprehensive income (loss). The cumulative translation adjustment and effect of exchange rate changes on cash for the three months ended March 31, 2019 and the year ended December 31, 2018 were $(7,349,601) and $(3,739,981), respectively. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rate prevailing at each balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Pursuant to paragraph 830-20-35-1, the intra-entity (intercompany transactions) foreign currency transactions whose terms are denominated in the currency other than the Company’s functional currency and settlement is anticipated in the foreseeable future (hence not long-term investment nature), the increases or decreases in expected functional currency cash flows are included in determining net income (loss) for the period in which the exchange rate changes. The Company has an inter-company loan denominated in US dollars. The repayment of the loan is required when the Company is profitable. The loan proceeds, repayment and accrued interest were tracked in US dollars. The Company uses the bank spot exchange rate to record proceeds and repayments in RMB. By the end of the reporting period, the Company will adjust loan and interest payable balances from US dollars to RMB by using the period ending exchange rate. Any gain or loss from foreign currency exchange will be recognized in the consolidated statements of operations. There were $542,730 and $725,050 foreign currency transaction gains for the three months ended March 31, 2019 and 2018, respectively.

Spot exchange rates and average exchange rates published by fxtop.com were used in the translation of the consolidated financial statements.

	March 31,	March 31,	December 31,
US Exchange Rate	2019	2018	2018

Period-end RMB	6.7109	6.2875	6.8778
Period average RMB	6.7473	6.3587	6.6187

Period-end HK$	7.8500	7.8481	7.8319
Period average HK$	7.8463	7.8274	7.8377

All foreign exchange transactions must take place through authorized institutions of China. Management makes no representation that the RMB amounts could have been, or could be, converted into U.S. dollars at the rates used in translation.

Revenue Recognition

Rental Income

Our Victory Plaza currently has 3,173 rental units. Among these rental properties, the Company owned 434 units, 812 units were sold but with buy-back options, and 1,927 units were sold with no options. The Company will lease back part of these sold properties at the owner’s will and rent out to tenants. As of March 31, 2019, and December 31, 2018, the Company had 7 and 8 lease-back units, respectively. Rental income is reported in the gross amount including rent income from our owned properties and lease-back properties. Existing lease-back expenses were recorded as amortization and interest expenses. Expired lease-back expenses were included in the lease expenses.

The Company recognizes the rental income on a straight-line basis over the terms of the leases. The cumulative differences between rental income recognized in the Company’s condensed unaudited consolidated statements of operations and contractual payment terms have been recorded as deferred rental income and presented on the accompanying condensed consolidated balance sheets.

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

Since the performance obligations in the property management agreement are identical with the terms of property management agreement, the Company recognizes the propriety management income on a straight-line basis over the terms of the management agreement. The cumulative differences between property management income recognized in the Company’s condensed unaudited consolidated statements of operations and contractual payment terms have been recorded as deferred income and presented on the accompanying condensed consolidated balance sheets.

Expense Recovery

The Company will pay utility, repair and insurance expenses to third party vendors in order to fulfill its management obligations. The Company will charge all or part of these expenses to tenants in addition to property management fees. The charge methods will depend on the size of tenant and terms of property management agreement. The Company is acting as an agent to arrange for the provision of utilities, repairs and other services by third parties. The Company will recognize the fees collected as income after the Company’s service is provided. The recovered expenses will offset the income the Company is paid and be reported net under the caption of other income in accompanying condensed unaudited consolidated financial statements.

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

The following table summarized the ownership of rental properties.

		% of Total	Financial Statement Presentation
Group	Description of Property	SQ Ft	Assets	Liabilities
A	Owned with title by DVPD	16%	Rental properties	N/A
B	Sold properties with buy- back options or return is in process without paying off	9%	Rental properties	Property financing agreements payable
C*	Properties with buy- back options transferred to SML in 2017 and 2018	6%	Rental properties	Loan payable SML
D	Sold properties	69%	N/A	N/A
	Total properties	100%

* In the filing of Form S-1/A dated February 12, 2019, the Company had a C-2 property group category, “Third party has title acquired from previous owner”. The purchase and sale transactions between previous owner and new owner - “third party” will not remove the burden of the Company to buy back the property per the buy-back options. The nature of C-2 group is the same as group B. Therefore, we removed group C-2 (approximately 1%) and combined it with group B above.

Group A represents property that the Company owns. Group B represents property we sold to individual owners with buy-back options which are pending. Group C represents property owned by SML, but the Company is still liable for the buy-back options. Pursuant to the SML Agreement, the Company is obligated to buy back these properties plus accrued interest no later than May 15, 2020. Group D presents property we sold to various individual owners without additional rights attached.

Sold Rental Properties with Financing Agreements (Group B and C Properties)

Pursuant to the sales contracts, the buyers’ obtained legal title to the property and also had an option to sign a separate buy-back agreement. The purchase agreement granted the buyer an option to request the Company to buy back sold properties at a stated buy-back price once the option is vested and the Company has received the payments for the sold property. As of March 31, 2019, approximately 16% of total rental spaces of Victory Plaza were sold to various unrelated individuals and entities with buy-back options. The majority of these properties were sold during the period from 1998 to 2014. The vesting dates of the buy-back options ranged from 2014 to 2018.

Pursuant to ASC 360-20-40-38, if a property seller has an obligation to repurchase the property, or the terms of the transaction allow the buyer to compel the seller or give an option to request the seller to repurchase the property, the transaction shall be accounted for as financing, lease, or profit-sharing arrangement rather than as a sale. It is aligned with ASC 842-40-25-3, an option for the seller-lessee to repurchase the asset would preclude accounting for the transfer of the asset as a sale of the asset. The Company’s accounting policy is to treat this type of sale as a financing agreement. The Company continues to report its ownership of the property sold as an asset (within rental properties) and continues to depreciate the property based on the estimated useful lives. The Company recorded sales proceeds as “property financing agreements payable” in the consolidated financial statements and accrues the interest payable during the periods of the vesting. The interest rate is determined by the price spread of each unit’s sale price and buy-back price, and the time span from the date of sale to the maturity date (last date to execute the option). The Company will derecognize the liability when the Company purchases back the properties, or the owners of these properties have settled with the Company or gave up the buy-back options, or upon the expiration of the option if not exercised. If the settlement is greater than the book amount (including principal and interest), a loss will be recognized. If the amount of settlement is less than book amount (including principal and interest), a gain will be recognized. See Note 10, Property Financing Agreement Payable for further information.

Sold Properties (Group D Properties)

As of March 31, 2019, approximately 69% of total space of Victory Plaza was sold and is owned by various unrelated individuals and entities with legal title to the respective properties. Pursuant to the sale contracts, at the date of the sales, buyers obtained integrated legal ownership to the sold properties and assumed the significant risks and rewards of ownership of the property (had the ability to rent and sell the property at-will) while the Company received the payments of the purchase price. These sales are considered final sales.

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

There were 4 outstanding leases that the Company leased back from the owners of group D properties as of March 31, 2019 and December 31, 2018. All these lease-back arrangements met the above criteria and have been accounted for as a sale. The allocated net book value and land use rights were derecognized, and a gain or loss was recognized when each of the sales was completed.

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

A lessee will measure the lease liability by (a) accreting interest expense on the carrying value of the lease liability using the effective interest rate method, and (b) reducing the carrying value of the lease liability for lease payments made. A lessee will measure the right-of-use asset by amortizing that asset over the lease term. Amortization is recorded on a straight-line basis. The right-of-use asset will also be tested for impairment based on the asset impairment rules that apply to property, plant and equipment in ASC Topic 360.

For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying assets not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term.

Lessor Accounting

The Company currently owns 434 rental units and leased these rental properties to various tenants. Pursuant to ASC 842 – 30, the Company will classify a lease as a sales – type lease if: (i) the lease transfers ownership of the underlying asset to the lessee by the end of the lease term, (ii) the lease grants the lessee an option to purchase the underlying asset that the lessee is reasonably certain to exercise, (iii) the lease term is for the major part of the remaining economic life of the underlying asset, (iv) the present value of the sum of the lease payments and any residual value guaranteed by the lessee that is not already reflected in the lease payments equals or exceeds substantially all (90% or more) of the fair value of the underlying asset, or (v) the underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. As of March 31, 2019, none of our leases, as a lessor, met the above criteria to be classified as a sale – type lease.

Pursuant to ASC 842 – 30, when none of the sales-type lease classification criteria are met, a lessor would classify the lease as a direct financing lease when both of the following criteria are met: (i) the present value of the sum of the lease payments and any residual value guaranteed by the lessee that is not already reflected in the lease payments and/or any other third party unrelated to the lessor equals or exceeds substantially all (90% or more) of the fair value of the underlying asset and (ii) it is probable that the lessor will collect the lease payments plus any amount necessary to satisfy a residual value guarantee. As of March 31, 2019, none of our leases, as a lessor, met the above criteria to be classified as a financing lease.

Pursuant to ASC 842 – 30, a lessor would classify a lease as an operating lease when none of the sales-type or direct financing lease classification criteria are met. As of March 31, 2019, all leases of the Company’s rental properties were classified as operating leases. The Company will maintain the underlying asset and recognizes lease income over the lease term.

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

Real Estate Held for Sale

The Company generally considers assets to be held for sale when management believes that a sale is probable within a year. This generally occurs when a sales contract is executed with no substantive contingencies and the prospective buyer has significant funds at risk. Assets that are classified as held for sale are recorded at the lower of their carrying amount or fair value, less cost to sell. The Company evaluated its property portfolio and did not identify any properties that would meet the criteria for held for sale as of March 31, 2019 and December 31, 2018.

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

Tenant and Sundry Receivables, net of Allowance for Doubtful Accounts

Tenant receivables are recorded at original invoice amount, less an estimated allowance for doubtful accounts. The allowance for doubtful accounts represents management’s estimate of the amount of probable credit losses, determined by reviewing past due balances and other information. The Company makes judgments as to the collectability of tenant receivables based on historical trends and future expectations. Management estimates an allowance for doubtful accounts and adjusts gross tenant receivables downward based on their expectation of specific tenant risks and the Company’s tenant receivable aging and collection analysis. Management considers accounts past due on a tenant-by-tenant basis. Based on its review, management has provided an allowance for doubtful accounts as of March 31, 2019 and December 31, 2018 of $126,536 and $123,467, respectively.

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

Impairment of Long-Lived Assets

Long-lived assets, primarily rental properties and machinery and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, the Company recognizes an impairment loss only if its carrying amount is not recoverable through its estimated undiscounted future cash flows over the anticipated holding period and measures the impairment loss based on the amount by which the carrying amount of the asset exceeds its estimated fair value. Fair value is determined through various valuation techniques, including discounted cash flow models, quoted market values or third-party independent appraisals, as considered necessary. There were no impairment losses recognized during the three months ended March 31, 2019 and 2018.

Debt Issuance Costs

Costs related to bank loans payable consist of fees and direct costs incurred in obtaining such financings. These costs are presented as a reduction of bank loans payable and are amortized on a straight-line basis over the terms of the related loan payable which approximates the effective interest rate method. Such amortization is included in “Interest – loans” in the accompanying condensed consolidated statements of operations, which amounted to $13,940 and $9,275 for the three months ended March 31, 2019 and 2018, respectively.

Per Share Amounts

The Company computes per share amounts in accordance with ASC Topic 260 “Earnings per Share” (EPS) which requires presentation of basic and diluted EPS. Basic EPS is computed by dividing the net income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company, if any. This is computed by dividing net earnings by the combination of basic and dilutive common share equivalents. Since the Company is in a net loss position, all common stock equivalents would be anti-dilutive and are, therefore, not included in the determination of diluted loss per share. Accordingly, basic and diluted net loss per share are the same. There were no common stock equivalents as of March 31, 2019 and 2018.

For the Three Months Ended March 31,	2019	2018
Numerator for earnings per share:
Net (loss) attributable to the Company’s common shareholder	$(1,420,929)	$(615,514)
Denominator for basic and diluted earnings per share:
Basic and diluted weighted average common shares*	20,744,933	20,700,000
Per share amount
Per share - basic and diluted	$(0.07)	$(0.03)

* The shares are presented on a retroactive basis to reflect the founder shares issuance. See Note 16.

Non-Controlling Interest

Non-controlling interest is classified as a separate line item in the deficit section and disclosures in the Company’s consolidated financial statements. This amount represents the 20% non-controlling interest in DVPD owned by DVDC.

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

The Company follows the provisions of ASC 740-10-50, “Accounting for Uncertainty in Income Taxes,” which provides clarification related to the process associated with accounting for uncertain tax positions recognized in the Company’s financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarter or annual period based, in part, upon the results of operations for the given period. As of March 31, 2019 and December 31, 2018, the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

Advertising

Advertising is expensed as incurred and is included in other general and administrative expenses. There were no advertising expenses for the three months ended March 31, 2019 and 2018.

Recently Adopted Accounting Pronouncements

We consider the applicability and impact of all Accounting Standards Updates (“ASUs”). The ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact, if any, on our consolidated financial position and/or results of operations.

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02 “Leases (Topic 842).” This standard requires entities to recognize assets and liabilities on their balance sheet for the rights (right-of-use or “ROU”) and obligations created by the leased assets. The standard is effective for fiscal years and the interim periods within those fiscal years beginning after December 15, 2018. The guidance is required to be applied by the modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. Early adoption is permitted. We have adopted the guidance of this standard effective December 31, 2016 and retrospectively from the beginning of the lease term and recognized ROU assets and obligations created by these leases. As a result, $334,008 and $422,905 of ROU assets, net and leases liabilities of $481,754 and $612,125 were recorded in the accompanying consolidated financial statements as of March 31, 2019 and December 31, 2018, respectively.

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

NOTE 4 – PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other assets consist of the following:

	March 31,	December 31,
	2019	2018
	(Unaudited)
Supplies on hands	$78,790	$79,478
Prepaid expenses	388,612	498,043
Deposits	146,505	120,235
Total prepaid expenses and other assets	$613,907	$697,756

NOTE 5 – RENTAL PROPERTIES, NET

Victory Plaza is located in Dalian City, Liaoning Province of China. It was built by DVPD from 1993 to 1998.

The Company leases its own properties and lease-backed properties to tenants and manages the Victory Plaza.

The following table summarized ownership of rental properties.

As of March 31, 2019

Group	Description of Property	Cost in US $	In Square Feet	% of Total Square Feet	Unites
A	Owned by DVPD	$22,514,643	240,799	16%	434
B	Sold properties with buy- back options or return is in process without paying off	12,140,274	130,049	9%	493
C	Properties with buy- back options transferred to SML in 2017 and 2018 *	7,946,630	86,251	6%	319
D	Sold properties without buy- back options	-	1,023,519	69%	1,927
Rental properties at cost		42,601,547	1,480,618	100%	3,173
Less: Accumulated depreciation		(19,759,529)
Rental properties, net		$22,842,018

As of December 31, 2018

Group	Description of Property	Cost in US $	In Square Feet	% of Total Square Feet	Unites
A	Owned by DVPD	$21,968,292	240,799	16%	434
B	Sold properties with buy- back options or return is in process without paying off	11,845,672	130,049	9%	493
C	Properties with buy- back options transferred to SML in 2017 and 2018 *	7,753,794	86,251	6%	319
D	Sold properties without buy- back options	-	1,023,519	69%	1,927
Rental properties at cost		41,567,758	1,480,618	100%	3,173
Less: Accumulated depreciation		(19,048,676)
Rental properties, net		$22,519,082

* See Note 10, Property Financing Agreement Payable

As of March 31, 2019, 1,023,519 square feet (95,088 square meters) of total rental properties (group D property), or 69% of rental properties were sold, which was the same as of December 31, 2018. These sold properties are owned by various unrelated individuals and entities. The majority of these properties were sold during the period from 1998 to 2012. Pursuant to the sale contracts, at the date of the sale, buyers obtained integrated legal ownership to the sold properties and assumed the significant risks and rewards of ownership of the property (had the ability to rent and sell the property at-will) while the Company received the payments of the purchase prices. These sales were considered final sales. The allocated carrying cost and land use rights costs were derecognized and gains or losses were recognized when the sales were completed.

As of March 31, 2019, DVPD owned 240,799 square feet (22,371 square meters) of total rental properties (group A property) (approximately 16%) with legal title, which was the same as of December 31, 2018. Rental properties are carried at cost, which includes allocated construction costs and allocated original purchased land use right costs. These properties were recorded under the caption of “rental properties”.

Among the properties owned by the Company, 200,747 square feet (18,650 square meters) of properties were used as collateral for a 390M RMB Loan ($56.2 million) and 22,098 square feet (2,053 square meters) were used as collateral for 50M RMB Loan ($7.2 million) and 23M RMB Loan ($3.5 million). (see Note 9, Bank Loans Payable)

Group B and Group C properties were properties sold to various unrelated individuals and entities with a buy-back option. The majority of these properties were sold during the period from 1998 to 2012. The vesting dates of the buy-back options ranged from 2014 to 2018. The Company has no legal title to these properties until the Company purchases back these properties upon the exercise of the buy-back option. The Company’s accounting policy is to treat these types of sales as a financing agreement. The cost of property sold has been measured under the caption of “rental property” in the consolidated financial statements and continue to be depreciated. The Company recorded the sales proceeds as “property financing agreements payable” in the consolidated financial statements and accrues the interest expense during the period specified in the buy-back agreement. The interest rate is determined by the price spread of each unit’s sale price and buy-back price, and the time span from the date of sale to the maturity date (last date to execute the option). At the date of repurchase, the amount of sales proceeds received plus interest accrued will be equal to the agreed buy-back price. The Company will derecognize the liability at the earlier of (1) when the Company repurchases the property, (2) when the owner of the property and the Company reaches a settlement and the owner gives up the buy-back option, or (3) the expiration of the buy-back option. (See Note 10), Property Financing Agreements Payable for further information.

In the filing of Form S-1/A dated February 12, 2019, the Company had a C-2 property group category, “Third party has title acquired from previous owner”. The purchase and sale transactions between the previous owner and new owner - “third party” will not remove the burden of the Company to buy back the property per the buy-back option. The nature of the C-2 group was the same as group B. Therefore, we removed group C-2 and combined it (approximately 1%) with group B.

As of March 31, 2019, group B properties had 130,049 square feet (12,082 square meters), or 9% of total properties, which was the same as of December 31, 2018.

Group C represents the properties with buy-back option transferred to SML during 2017 and 2018. Pursuant to the SML financing agreement (see Note 10, Property Financing Agreements Payable), SML will negotiate with each individual property owner who exercised their option to request the Company to buy back the property on a case by case basis and pay an agreed upon price to the property owner. SML will acquire the title to the property and settle with the previous owner and extend the buy-back option to May 15, 2020. The Company will honor the extended buy-back agreements and agreed to pay the same purchase price stated in the original buy-back agreements. SML will also negotiate with lease back owners and settle the balance due that the Company owed to lease owners. The Company will pay interest at 8% per annum of the balance (buy-back price and lease payment settlements) owed to SML. As of March 31, 2019, 86,251 square feet (8,013 square meters) of properties were owned by SML, which was the same as of December 31, 2018.

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

Expected future minimum rents to be received over the next five years and thereafter from leases in effect as of March 31, 2019 are as follows:

For the Twelve Months Ending March 31,	Amount in US$
2020	$732,513
2021	699,978
2022	484,526
2023	23,748
Total	$1,940,765

NOTE 6 –PROPERTY AND EQUIPMENT

Property and equipment are composed of the following:

	Estimated Useful Life	March 31, 2019	December 31, 2018
		(Unaudited)
Property and equipment	45 years	$226,640	$221,140
Office equipment	3-5 years	334,742	324,623
Business machinery and equipment	5-10 years	3,044,953	2,969,180
Auto	5 years	25,492	24,873
Improvement	5-10 years	10,370,166	10,118,913
Total properties, machinery and equipment		14,001,993	13,658,729
Less: accumulated depreciation and amortization		(13,394,636)	(13,024,140)
Property and equipment, net		$607,357	$634,589

Depreciation expense was $56,670 and $55,509 for the three months ended March 31, 2019 and 2018, respectively.

NOTE 7 - INTANGIBLE ASSETS

Intangible assets consist of the software used in management. The cost and related amortization are as follows:

Estimated Useful Life	March 31, 2019	December 31, 2018
	(Unaudited)
5 years	$26,784	26,134
	(4,466)	(3,051)
	$22,318	23,083

Amortization expense was $1,332 and $2 for the three months ended March 31, 2019 and 2018, respectively.

NOTE 8 – RIGHT OF USE ASSETS

As part of its operations, the Company leases back sold properties in Victory Plaza and subleases the properties to un-related third parties with separate lease terms. Leases related to the property in group B (see Note 5, Rental Properties, Net) which were sold with buy-back options are classified as financing leases. Leases related to the property in group D (see Note 5) are classified as sales type leases if the lease meets any of the following criteria: (i) the lease transfers ownership of the underlying asset to the lessee by the end of the lease term, (ii) the lease grants the lessee an option to purchase the underlying asset that the lessee is reasonably certain to exercise, (iii) The lease term is for the major part of the remaining economic life of the underlying asset, (iv) the present value of the sum of the lease payments and any residual value guaranteed by the lessee that is not already reflected in the lease payments equals or exceeds substantially all (90% or more) of the fair value of the underlying asset, or (v) the underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. A lease will be classified as an operating lease if it is not classified as a finance or sales type lease.

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

Right of use (“ROU”) assets consist of the followings as of March 31, 2019 and December 31, 2018:

Right of Use Assets as of March 31, 2019 in US $

Lease Type	Property Group	Lease Units	ROU Assets	Accumulated Depreciation	ROU, Net
Financing lease	B	3	$224,487	$(205,202)	$19,285
Financing lease	D	4	253,891	(247,625)	6,266
Operating lease - Rental	-	1	596,510	(288,053)	308,457
Total		8	$1,074,888	$(740,880)	$334,008

Right of Use Assets as of December 31, 2018 in US $

Lease Type	Property Group	Lease Units	ROU Assets	Accumulated Depreciation	ROU, Net
Financing lease	B	4	$315,067	$(284,848)	$30,219
Financing lease	D	4	247,730	(237,948)	9,782
Operating lease - Rental	-	1	597,889	(214,985)	382,904
Total		9	$1,160,686	$(737,781)	$422,905

There were 1 and 15 lease-back leases that expired during the three months ended March 31, 2019 and the year ended December 31, 2018, respectively. The Company did not renew those leases.

Amortization of financing leases was $14,681 and $43,119 for the three months ended March 31, 2019 and 2018, respectively.

Operating lease expense was $78,455 and $0 for the three Months ended March 31, 2019 and 2018, respectively.

The short-term rent lease expense was also included in operating lease expense. In addition to the above operating lease expense, short-term rental expense was $96,955 and $82,040 for the three months ended March 31, 2019 and 2018, respectively.

NOTE 9 - SHORT-TERM LOAN AND INTEREST RECEIVABLE

On June 28, 2018, DVBM entered into a loan agreement to lend RMB 50,000,000 or $7,265,647 (the “Principal”) to Zhong Ke Chuang Zhan Investment, Ltd, an independent third party (“ZKCZ”). The maturity date of the unsecured loan is June 30, 2019 (the “Maturity Date”). Interest shall accrue on the unpaid Principal amount of the loan from July 1, 2018 to September 30, 2018 at 2% per month and from October 1, 2018 to June 30, 2019 at 0.7% per month. Interest is calculated based on the daily principal balance of the loan and is payable at maturity with the principal. During the three months ended March 31, 2019, DVBM made an additional loan of approximately $1,490,000 under the same terms. As of March 31, 2019, the short-term loan principal was $8,755,672 and total accrued interest was $660,596. The Company is currently in discussions with ZKCZ to renegotiate the loan terms.

The total of the Short-term loan and related interest receivable in the accompanying condensed unaudited consolidated balance sheets approximate its fair value because of the short-term maturity. Impairment is recognized on a loan when it is probable that the lender will be unable to collect all contractual payments as scheduled. As of March 31, 2019, no impairment has been recorded.

NOTE 10 – BANK LOANS PAYABLE

The following table sets forth the Company’s loans payable as of March 31, 2019 and December 31, 2018:

	March 31,	December 31,
Harbin Bank Loans	2019	2018
	(Unaudited)
Interest at 5.46% per annum, payable 07/18/2027	$57,592,871	$56,267,993
Interest at 7.08% per annum, payable 07/19/2024	4,257,466	4,348,878
Interest at 6.50% per annum, payable 12/20/2018	1,788,136	1,744,744
Interest at 6.50% per annum, payable 12/20/2018	1,639,124	1,599,349
Interest at 6.50% per annum, payable 09/27/2019	2,965,325	2,893,367
Interest at 6.50% per annum, payable 03/11/2020	1,525,876	-
Total Principal	69,768,798	66,854,331
Less:
Unamortized debt issuance cost in connection with Harbin Bank Loans	(391,215)	(395,397)
Total Bank Loans Payable	$69,377,583	$66,458,934

On July 20, 2014, the Company’s subsidiaries, DVPD entered into a 10-year loan agreement (the “RMB 390M Loan”) $58,114,411 (RMB 390,000,000 translated at March 31, 2019 exchange rate) long-term borrowing from Harbin Bank (the “Bank”). The RMB 390M Loan was used for “repayment of other bank loans, repayment of shareholder loans and renovations”. The RMB 390M Loan charges a floating rate of interest at 120% of the loan rate published by the People’s Bank of China for similar loans. Current benchmark rate for a business loan over 5 years is 4.9% per annum adjusted on October 24, 2015. The effective interest rate was 5.88% for the three months ended March 31, 2019 and 2018. Originally, the RMB 390M Loan was to mature on June 19, 2024. On August 17, 2017, the Bank agreed to the following: (i) to extend the maturity date of the RMB 390M Loan from July 19, 2024 to July 18, 2027; (ii) to extend the initial monthly repayment date from August 20, 2017 to July 20, 2020, however, during the extended period, the Company has to repay principal of $74,506 (RMB 500,000 translated at March 31, 2019 exchange rate) per quarter plus monthly interest; and (iii) add Mr. Alex Brown, the controlling shareholder and founder of VCI, as a joint and several guarantor. The RMB 390M Loan agreement includes customary events of default, including DVPD’s failure to pay any principal or interest when due, becoming insolvent, or ceasing operations, or if there is a material adverse change in the assets, business, commitments, or prospects of DVPD. Upon the Bank’s declaration of an event of default under the Loan agreement, they can demand payment in full of all outstanding principal and accrued interest.

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

On March 24, 2015, DVPD entered into a loan agreement (the “RMB 50M Loan”) for a $7,450,565 (RMB50, 000,000 translated at March 31, 2019 exchange rate). long-term borrowing from the Bank. The RMB 50M Loan was used for “renovations”. The RMB 50M Loan charges a floating rate of interest at 120% of the loan rate published by the People’s Bank of China. The current benchmark rate for a business loan over 5 years is 4.9% per annum adjusted on October 24, 2015. The effective interest rate for the three months ended March 31, 2019 and 2018 was 5.88%. The maturity date of the RMB 50M Loan is July 19, 2024. The RMB 50M Loan Agreement includes customary events of default, including DVPD’s failure to pay any principal or interest when due, becoming insolvent, or ceasing operations, or if there is a material adverse change in the assets, business, commitments, or prospects of DVPD. Upon the Bank’s declaration of an event of default under the loan agreement, the Bank Loan can demand payment in full of all outstanding principal and accrued interest.

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

On December 21, 2017, DVPD entered into a liquidity loan agreement (the “RMB 23M Loan”) for a principal amount of $3,427,260 (RMB 23,000,000 translated at March 31, 2019 exchange rate) from Harbin Bank (the “Bank”) with interest at 6.5%, payable monthly. The RMB 23M Loan is used for short term liquidity needs. On December 28, 2017, DVPD borrowed $1,788,136 (RBM 12,000,000 translated at March 31, 2019 exchange rate). The term of the loan was one year and was due on December 20, 2018. On January 19, 2018, DVPD borrowed an additional $1,639,124 (RBM 11,000,000 translated at March 31, 2019 exchange rate). DVPD may choose to extend the term of the loan after obtaining prior written consent from the Bank at least 15 days prior to the maturity date. Currently, the loan agreement includes customary events of default, including DVPD’s failure to pay any principal or interest when due, becoming insolvent, or ceasing operations, or if there is a material adverse change in the assets, business, commitments, or prospects of DVPD. Upon the bank’s declaration of an event of default under the loan agreement, the Bank can demand repayment in full of principal and accrued interest. The Loan also prohibits the payment of dividends. The RMB 23M loan is secured by the same collateral as the RMB 50M loan and is guaranteed jointly by DVBM and Sino Pride. The Company did not make repayment at the due date and is currently in default, DVPD is negotiating the bank to extend the term of the loan.

On September 27, 2018, DVPD borrowed $2,965,325 (RMB19,900,000 translated at March 31, 2019 exchange rate) in a short-term loan from Harbin Bank. The loan requires interest at 6.50% per annum and expires on September 12, 2019. The use of loan proceeds is restricted to pay principal and interest amounts owed to Harbin Bank.

On March 26, 2019, DVPD borrowed $1,525,876 (RMB10,240,000) in a short-term loan from Harbin Bank. The loan requires interest at 6.50% per annum and expires on March 11, 2020. The use of loan proceeds is restricted to pay principal and interest amounts owed to Harbin Bank.

The weighted average short-term loan balance consisting of loans from financial institutions was $1,606,387 and $718,176 for the three months ended March 31, 2019 and 2018, respectively. The weighted average interest rate for short term loans was 6.47% and 6.50% per annum for the three months ended March 31, 2019 and 2018, respectively.

For the three months ended March 31, 2019 and 2018, interest expense incurred for the above loans, including amortization of debt issuance costs amounted to $1,043,220 and $1,037,664, respectively.

Debt Maturities

As of March 31, 2019, scheduled maturities of the Company’s outstanding bank loans were as follows:

Twelve Months Ended March 31,
2020	$9,014,760
2021	1,096,300
2022	1,096,300
2023	1,096,300
2024	1,096,298
Thereafter	56,368,840
Total debt maturities	69,768,798
Net unamortized debt issuance costs	(391,215)
Total debt obligations	$69,377,583

NOTE 11 – PROPERTY FINANCING AGREEMENTS PAYABLE

Property financing agreements payable consists of the following as of March 31, 2019 and December 31, 2018.

	March 31, 2019	December 31, 2018
	(Unaudited)
Buy-back financing agreements - group B properties	$47,626,492	$46,438,364
SML financing agreements - group C properties *	35,000,454	33,529,953
Net unamortized SML financing cost	(53,761)	(63,697)
Total property financing agreements, net	$82,573,185	$79,904,620

* includes amount of lease-back payables transferred to SML plus accrued interest

Buy-back Financing Agreements

As of March 31, 2019, 216,230 square feet (20,096 square meters) of total properties (15%), which are included group B and group C properties-the properties transferred to SML) were sold to various unrelated individuals and entities with a buy-back option. The majority of these properties were sold in the period from 1998 to 2012. The date of buy-back options ranged from 2014 to 2018.

The Company’s accounting policy is to treat these types of sales as financing agreements. The costs of properties sold were kept under the caption of “rental properties” in the consolidated financial statements and continue to depreciate the properties over their estimated life. (see Note 5, Rental Properties, Net) The Company recorded sales proceeds as “property financing agreements payable” in the consolidated financial statements and accrues interest during the period of the buy-back option. The interest rate is determined by the price spread of each unit’s sale price and buy-back price, and the time span from the date of sale to the expiration date (last date to execute the option). In the case where the buy-back price is equal to the sales price, a bank long term lending rated is used. The amount of buy-back financing agreements represents the original proceeds from the sale of the property plus accrued interest. At the date of expiration, the amount of the buy-back financing agreements will equal the buy-back price stated in the buy-back contracts.

Detailed information on property buy-back financing agreements payable in group B as of March 31, 2019 and December 31, 2018 as follows.

	Units	Square Feet	Selling Price	Buy-Back Price	Property Financing Agreements Payable

March 31, 2019
Effective agreements	7	2,454	$887,765	$1,213,161	$1,160,009
Past due agreements	486	127,552	38,148,192	46,476,672	46,466,483
Total financing agreements (Unaudited)	493	130,006	$39,035,957	$47,689,833	$47,626,492

December 31, 2018
Effective agreements	14	5,047	$1,765,972	$2,501,614	$2,420,513
Past due agreements	479	124,959	36,322,719	44,030,955	44,017,851
Total financing agreements	493	130,006	$38,088,691	$46,532,569	$46,438,364

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

Property financing agreements payable will be derecognized when the buy-back amount is fully paid. In the case of settlement, the remaining unpaid balance will be reclassified from buy-back payable to other payables. The amount recorded as buy-back payables reclassified to other payables was $4,307,402 and $4,186,382 as of March 31, 2019 and December 31, 2018, respectively.

Following table set forth the expiration of buy-back options (group B properties) and the buy-back amount.

Future Expiration	Units	Buy-Back Amount
Past due as of 03/31/2019	486	$46,476,672
3/31/2020	3	574,752
3/31/2021	2	375,792
3/31/2022	1	110,179
3/31/2023	1	152,438
Total	493	$47,689,833

SML Agreement

On December 29, 2017, the Company entered into an agreement “Strategy Cooperation Agreement”, as amended on February 22, 2018 (the “SML Agreement”) with Dalian Sheng Ma Lin Trading Ltd. (“SML”). Pursuant to the SML Agreement, SML will negotiate with each individual property owner who exercised their option to request the Company to buy back the property on a case by case basis and pay an agreed price to such owner. SML will subsequently become the owner of the property and the Company has agreed to buy back the property at the initial price under the buy-back option with the previous owner no later than May 15, 2020. The Company also agreed to pay interest of 8% per annum commencing on January 1, 2018. In addition, SML will settle the lease-back payables under the lease-back agreements with each individual property owner and the Company agrees to pay SML the amount of rent payable under the lease-back plus annual interest of 8% commencing on January 1, 2018. The SML Agreement helps the Company to temporarily relieve part of the pressure from disputes and expedite the settlements which will help Company to improve its credit and financial position so that the Company can focus on the business and renovation. However, if the Company fails to carry out the renovation, or the renovation is not successful, the Company may not have enough funds to buy back the properties from SML or pay the lease-back amounts owed to SML before May 15, 2020, and the Company may not be able to continue its operations or business. SML has no relationship or affiliation with the Company other than the SML agreement. As of March 31, 2019, the properties with buy-back options totaled 319 units, 86,244 square feet (8,013 meters) were included in the SML Agreement.

Amounts under the SML Agreement as of March 31, 2019 and December 31, 2018 consist of following:

	March 31, 2019	December 31, 2018
	(Unaudited)
Buy-back related cases: including historical buy-back remaining balance	$27,667,171	$26,995,786
Lease-back related cases: including historical lease-back payable remaining balance	4,170,280	4,069,082
Accrued interest payable to SML	3,163,003	2,465,085
Total SML financing agreements	$35,000,454	$33,529,953

NOTE 12 – Account Payable and accrued liabilities

Accounts payable and accrued liabilities consist of the following:

	March 31, 2019	December 31, 2018
	(Unaudited)
Accounts payable	$2,118,010	$2,839,967
Wages and employee benefits payable	340,375	370,151
Taxes payable*	700,625	584,693
VAT payable	1,660,508	455,962
Bank loan interest payable	282,048	496,831
Total accounts payable and accrued liabilities	$5,101,566	$4,747,604

* Taxes payable consist of the following:

	March 31, 2019	December 31, 2018
	(Unaudited)
Individual income taxes	$933	$30,674
Business taxes	157,989	136,725
Property and land use taxes	332,026	253,226
Tax penalties	50,432	90,473
Other surcharge and fees	159,245	73,595
Total	$700,625	$584,693

As of March 31, 2019 and December 31, 2018, the Company’s taxes payable includes property tax, land use right taxes, income tax, taxes related to rental and other taxes in the aggregate amount of $700,625 and $584,693, respectively. In accordance with Chinese tax authorities and tax laws, the Company accrued tax penalties payable of $50,432 and $90,473 as of March 31, 2019 and December 31, 2018, respectively.

NOTE 13 – LEASE LIABILITIES

Leases liabilities consisted of following as of March 31, 2019.

Lease Type	Property Group	Lease Units	Lease Payable
			(Unaudited)
Financing leases	B	3	$129,275
Financing leases	D	4	34,021
Operating lease	Office rent	1	318,458
Total		8	$481,754

Leases liabilities consisted of following as of December 31, 2018.

Lease Type	Property Group	Lease Units	Lease Payable
Financing leases	B	4	$176,902
Financing leases	D	4	38,878
Operating lease	Office rent	1	396,345
Total		9	$612,125

For the three months ended March 31, 2019, 1 lease-back lease expired. For the year ended December 31, 2018, 15 lease-back leases expired. The Company did not renew those leases. The unpaid lease liability was recorded as “Other payables” in the accompanying consolidated financial statements. Accumulated unpaid lease-back liabilities were $5,642,075 and $5,456,883 as of March 31, 2019 and December 31, 2018, respectively.

A typical lease contract will include the: (i) the lease period – usually around 10 years, (ii) agreed lease payment amount, and (iii) payment terms among others. The Company takes the risk after the lease is signed. The Company is liable for the agreed lease-back payment amount even if the property is vacant. Lease-back rental properties may be combined with company owned properties together for rent depending on the needs of the tenant. The Company did not trace income separately from those lease-back properties. Rental income is reported gross including rent income from our owned properties and lease-back properties. Lease-back expenses were recorded as amortization, interest and lease-back expenses separately.

Financing lease expenses consisted of (i) amortization of the ROU asset; (ii) interest expense of the lease liability and (iii) other one-time payments including late payment reimbursement. The Company incurred $14,681 and $43,119 of amortization of ROU assets for the three months ended March 31, 2019 and 2018, respectively. The Company incurred $803 and $2,642 of interest expense in connection with financing leases for the three months ended March 31, 2019 and 2018, respectively. The Company incurred additional expenses of $7,109 and $2,296,210 in connection with the lease-back operations for the three months ended March 31, 2019 and 2018, respectively. The expenses during the three months ended March 31, 2018 were mainly caused by unpaid balance of lease-back payables and buy-back payables, such as additional rental payments, late payment reimbursements and taxes paid on behalf of the property owners.

Operating lease expense was $78,455 and $0 for the three Months ended March 31, 2019 and 2018, respectively. The short-term rent lease expense was also included in operating lease expense. In addition to the above operating lease expense, short-term rental expense was $96,955 and $82,040 for the three months ended March 31, 2019 and 2018, respectively.

Future minimum lease-back payables at March 31, 2019 were as follows:

For the Twelve Months Ending	Lease Units*	Square Feet	Minimum Lease Payable
March 31, 2020	7	1,485	$35,478
March 31, 2021	2	108	1,845
Total future minimum lease payable			$37,323

* Lease units represent total leases during the periods

Sino Pride leases office space under an operating lease agreement which expires March 26, 2020. The future minimum rental payments are as follows:

For the Twelve Months Ending
March 31, 2020	$323,673
Total	$323,673

NOTE 14 – OTHER PAYABLES

Other payables consist of the following:

	March 31,	December 31,
	2019	2018
	(Unaudited)
Tenant deposits payable	2,733,815	2,652,706
Tenants escrow account	1,710,309	1,607,935
Guaranteed rent payable	293,516	286,394
Expired lease-back payable	5,642,075	5,456,883
Buy-back payable	4,307,402	4,186,382
Accrued liabilities for additional payable from litigation	4,919,732	4,800,348
Union, housing, heating and others	703,547	604,227
Total Other Payables	$20,310,396	$19,594,875

NOTE 15 – RELATED PARTY TRANSACTIONS

The Company has been financing its operations by borrowing funds from Sino Pride and DVDC, the holder of the 20% non-controlling equity interest of DVPD.

Loan payable to related party consists of following as of March 31, 2019 and December 31, 2018:

	March 31,	December 31,
	2019	2018
	(Unaudited)
Loan payable to DVDC	$10,990,478	$10,723,778
Due to related individual	802,517	792,502
Loan payable to related parties	$11,792,995	$11,516,280

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

Loan payable to DVDC consists of following at March 31, 2019 and December 31, 2018.

	March 31, 2019	December 31, 2018
	(Unaudited)
Loan principal	$13,200,000	$13,200,000
Advance payments for infrastructure construction	(5,685,747)	(5,685,747)
Other payable to DVDC	215,136	215,136
Net loan payable to DVDC	7,729,389	7,729,389
Foreign exchange effect	3,261,089	2,994,389
Net loan payable to DVDC	$10,990,478	$10,723,778

Accrued interest expense – related parties was $134,196 and $131,824 for the three months ended March 31, 2019 and 2018, respectively. Total accrued interest payable to related parties was $11,533,279 and $11,121,817 at March 31, 2019 and December 31, 2017, respectively.

Due to Related Individual

The spouse of our major shareholder provided working capital for our US office expenses. As of March 31, 2019, and December 31, 2018, the amount due to this individual was $802,517 and $792,502, respectively. The amount due earns no interest and is due on demand.

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

Loans, repayments and accrued interest payable to Sino Pride as of March 31, 2019 are as followed:

Loan Payable to Sino Pride
Loan balance at December 31, 2017	$13,503,748
Repayment in 2018	(200,000)
Loan balance at December 31, 2018	13,303,748
Repayment in the three months ended March 31, 2019	-
Loan balance at March 31, 2019	$13,303,748

Interest Payable to Sino Pride
Interest payable at 12/31/2017	$7,451,973
Accrued interest in 2018	1,079,968
Repayment in 2018	-
Interest payable at December 31, 2018	8,531,941
Accrued interest in the three months ended March 31, 2019	269,771
Repayment in the three months ended March 31, 2019	-
Interest payable at March 31, 2019	$8,801,712

The above inter-company loan payable of $13,303,748 and $13,303,748, and accrued interest payable of $8,801,712 and $8,531,941 at March 31, 2019 and December 31, 2018, respectively, have been eliminated in the accompanying consolidated financial statements. The interest expense of $269,771 and $267,075 for the three months ended March 31, 2019 and 2018, respectively, have been eliminated in the accompanying consolidated financial statements.

Loan Payable to Shareholder/Due to Shareholder

Due to shareholder represents the investment amount that Sino Pride received from its former shareholders, which was assigned to the Company’s current major shareholder, Mr. Alex Brown. Loan payable to shareholder was $64,665,984 and $64,151,148, respectively, at March 31, 2019 and 2018. During the three months ended March 31, 2019 and 2018, Mr. Alex Brown advanced $663,065 and $70,995 to the Company, respectively. The balance due to shareholder bears no interest and is payable on demand.

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

NOTE 16 - INCOME TAXES

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

As of March 31, 2019 and December 31, 2018, DVPD, DVBM and Sino Pride had a combined net foreign operating loss carry forwards of approximately $82,616,109 and $81,125,753, respectively that may be available to reduce future years’ taxable income. These foreign losses may not offset US income taxes in the future. Management believes that it appears more likely than not that the Company will not realize these tax benefits.

As of March 31, 2019 and December 31, 2018, VCM had approximately $1,558,151 and $1,155,570 net operating loss carryforwards, respectively. In the U.S net operating losses incurred prior to December 31, 2017, can be carried forward 20 years. Under the TCJA, net operating losses can be carried forward indefinitely. The Company has no operating income in the US as of the date of reporting. Management believes that it appears more likely than not that the Company will not realize these tax benefits. VCM’s tax return for the years ended December 31, 2017 and 2018 are open to IRS inspection.

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

At March 31, 2019 and December 31, 2018, deferred tax assets consisted of:

	March 31,	December 31,
	2019	2018
	(Unaudited)
Net operating loss carryforwards
Foreign operations	$18,106,577	$18,153,562
US operations	327,212	242,670
Valuation allowance	(18,433,789)	(18,396,232)
Deferred tax assets - net	$-	$-

The valuation allowance was increased by $527,535 and $187,694 for the three months ended March 31, 2019 and 2018, respectively.

The provisions for income taxes for the three months ended March 31, 2019 and 2018 are summarized as follows:

	March 31,	March 31,
	2019	2018
Current	$-	$-
Deferred	527,535	187,694
Change in valuation allowance	(527,535)	(187,694)
Total	$-	$-

The reconciliation of the Company’s effective tax rate as a percentage of income before taxes and Federal statutory rates for the three months ended March 31, 2019 and 2018, respectively, is as follows:

	March 31,	March 31,
China	2019	2018
US statutory tax rate	21.00%	21.00%
Tax rate difference	4.00%	4.00%
Changes in valuation allowance	-25.00%	-25.00%
Effective rate	0.00%	0.00%

Hong Kong
US statutory tax rate	21.00%	21.00%
Tax rate difference	-4.50%	-4.50%
Changes in valuation allowance	-16.50%	-16.50%
Effective rate	0.00%	0.00%

NOTE 17– STOCKHOLDERS’ EQUITY

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

Initial Public Offering

Pursuant to the Registration Statement on Form S-1 initially filed with the SEC on November 7, 2018, which was declared effective on February 14, 2019, the Company closed its initial public offering on March 28, 2019. As of March 28, 2019, there were total of 30 individual investors that signed “Subscription Agreements” to purchase the shares of the Common Stock of the Company. The offering price was $1 US dollar per share with par value of $0.0001. Total of 1,011,000 shares were purchased by these 30 investors. As of April 15, 2019, $262,000 has been wired into our US bank account and $749,000 been deposited into DVBM’s bank account.

NOTE 18 - STATUTORY RESERVE

Pursuant to the PRC law, entities must make appropriations from after-tax profits to a non-distributable “statutory surplus reserve fund”. Subject to certain cumulative limits, the “statutory surplus reserve fund” requires annual appropriations of 10% of after-tax profit until such appropriations reach 50% of the registered capital (as determined under accounting principles generally accepted in the PRC (“PRC GAAP”) at each yearend). DVPD and DVBM have not made any appropriations to the statutory reserve as of March 31, 2019 and December 31, 2018 as DVPD and DVBM as they have not yet generated any after-tax profits.

NOTE 19 – NON-CONTROLLING INTEREST

Non-controlling interest represents DVDC’s 20% equity ownership interest in DVPD and DVPD’s operating results including its 5% equity ownership interest in DVBM. Non-controlling interest consisted of the following as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
	(Unaudited)
Non-controlling interest at beginning of the period	$(42,242,097)	$(43,268,669)
Net loss	(245,003)	(971,370)
Change in foreign currency translation adjustment	(881,713)	1,997,942
Non-controlling interest at end of the period	$(43,368,813)	$(42,242,097)

NOTE 20 - COMMITMENTS AND CONTINGENCIES

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

Lease

Sino Pride leases office space under an operating lease agreement which will expire on March 26, 2020. The future minimum rental payments are as follows:

Twelve Months Ended March 31,
2020	323,673
$323,673

Legal Proceedings

As of March 31, 2019, the Company had property financing agreements payable of $82,573,185, lease liabilities payable of $481,754, lease-back payables past due of $5,642,075, unpaid balances in connection with property buy-backs of $4,307,402. As of March 31, 2019, there were total of 534 lawsuits against the Company in Dalian City, China. Litigants claimed that the Company did not buy back the property pursuant to the sales contract or the Company did not pay the lease-back rental payments on time. These claims amounted to $24,839,711 (RMB 166,696,817) translated at the March 31, 2019 exchange rate). These payables were included in and reported under the caption of “Property financing agreements payable”, “Lease liabilities payable” and “Other payables”. In connection with the progress of these cases, the Company accrued $4,919,732 for possible extra litigation charges. The Company records the related attorney fees when invoiced. The attorney fees in connection with these cases was $0.00 and $66,434 for the three months ended March 31, 2019 and 2018, respectively.

The nature of these lawsuits is to demand the Company buy-back property per agreements or to pay unpaid rent per lease-back agreements. The Company has been accruing the interest and included in property financing agreements payable and lease liabilities payable based on the lease agreements. The Company records the expired lease-back payables and unpaid buy-back payables in other payables and accrues additional estimated liabilities. The management believes that current recorded liabilities are reasonable estimates of the total final buy-back payments and total final lease-back payables. In the case of a reasonable possibility that a loss is to exceed the amount already recognized, the Company will accrue additional estimated liabilities when known.

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

Collateral of Company’s Asset to Three Individuals

On May 18, 2017, 140 square meters (1,507 square feet), owned by the Company was used as collateral to help an unrelated individual to borrow $720,150 (RMB5,000,000) under a one-year bank loan. There was no profit or gain for the Company to provide this collateral. The one-year period is now past due. The Company is exposed to the loss of this property if the individual is insolvent and fails to settle the bank loan.

On May 18, 2017, the Company allowed one of its board members of DVPD to use 7 units of rental properties, totaling 138 square meters (1,485 square feet), owned by the Company as collateral to borrow $720,150 (RMB5,000,000) under one-year bank loan. There was no profit or gain for the Company to provide this collateral. The one-year loan is now past due. The Company is exposed to the loss of these properties if the individual is insolvent and fails to repay the bank loan.

On May 18, 2017, the Company allowed one of its board members of DVPD to use 2 units of rental properties, totaling 15 square meters (161 square feet), owned by the Company as collateral to borrow $720,150 (RMB 5,000,000) under a one-year bank loan. There was no profit or gain for the Company to provide this collateral. The one-year period is past due. The Company is exposed to the loss of these properties if the individual is insolvent and fails to settle the bank loan.

NOTE 21 – CONCENTRATION OF CREDIT RISK

The Company maintains cash balances in various banks in China and the Special Region of Hong Kong. Per regulation of PRC, the maximum insured bank deposit amount is approximately $72,700 (RMB 500,000) for each financial institution. As of March 31, 2019, the Company’s uninsured cash balance was approximately $161,192.

The Company receives rental and management fee income from approximately 700 tenants. Revenue from the top ten tenants accounted for 20.09% and 24.79% of total revenue, for the three months ended March 31, 2019 and 2018, respectively, No individual tenant’s revenue accounts for more than 10% of the total revenue in the above periods.

NOTE 22 - SUBSEQUENT EVENTS

Lawsuits

Subsequent to March 31, 2019, 8 new lawsuits with new claims amounting to $110,107 were filed against the Company. As of May 7, 2019, there were a total of 542 lawsuits against the Company in Dalian City, China. Litigants claimed that the Company did not buy back the properties pursuant to the sales contracts or the Company did not pay the promised lease-back rental payments on time. These claims amounted to $24,949,818 (RMB168,882,826). Management believes that the amount claimed by these litigants approximates the amount that the Company has already recorded under the caption of “Property financing agreements payable”,” Lease liabilities payable” and “Other payables” in the accompanying consolidated financial statements.

Claims of Lawsuits as of May 7, 2019

	Store Unit	Square Feet	Claimed Amount in US$
Property buy- back related issues	239	52,728	$20,502,087
Leases and leases back related issues	236	47,097	2,732,477
Other issues	67	13,019	1,715,254
Total	542	112,844	$24,949,818

As of May 7, 2019, the Company settled the following cases.

Resolved cases as of May 7, 2019	Total Resolved Cases	Cases resolved in 2019	Resolved after March 31, 2019
Property buy-back related issues	54	-	-
Leases payment related issues	102	-	-
Other issues	12	-	-
Total resolved cases	168	-	-

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial for the three months ended March 31, 2019 and 2018 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. See “Cautionary Note Concerning Forward-Looking Statements” on page ii.

Overview

Victory Commercial Management Inc. (hereinafter referred to as the “Company”, “VCM”) was incorporated on July 5, 2017 under the laws of Nevada. On July 13, 2017, VCM formed a wholly-owned subsidiaries, Victory Commercial Investment Ltd. (“VCI”) under the laws of British Virgin Islands.

Dalian Victory Plaza Development Co. Ltd. (“DVPD”) was incorporated on March 29, 1993 as a joint venture under the laws of the People’s Republic of China (“PRC” or “China”), 80% of equity interest of DVPD is owned by Sino Pride and 20% is owned by Dalian Victory Development Co., Ltd (“DVDC”), a state owned enterprise in China. Dalian Victory Business Management Co. Ltd. (“DVBM”) was incorporated on September 12, 2000 as a joint venture under the laws of PRC. 95% of equity interest of DVBM is owned by Sino Pride and 5% is owned by DVDC. Dalian Victory Property Management Co. Ltd. (“DVPM”) is 100% owned by Sino Pride. VCM controls DVPD, DVBM and DVPM via ownership structures.

VCM primarily engages in the business of commercial real estate rental and management in the PRC. DVPD and DVBM manage Dalian Victory Plaza Shopping Center (“Victory Plaza”), a multi-functional underground shopping center, located at Dalian City, Liaoning Province of China. Victory Plaza has approximately 137,500 square meters (1,480,038 square feet) rental space. DVPD was the developer of Victory Plaza.

The following table summarizes ownership of Dalian Victory Plaza Shopping Center as of March 31, 2019:

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

* In the filing of Form S-1/A dated February 12, 2019, the Company had a C-2 property group category, “Third party has title acquired from previous owner”. The purchase and sell transactions between previous owner and new owner - “third party” will not remove the burden of the Company to buy back the property per the buy-back option. The nature of the C-2 group was the same as group B. Therefore, we removed group the C-2 and combined it (approximately 1%) with group B in current filing.

**On December 29, 2017, the Company executed the SML Agreement, pursuant to which, SML has bought certain properties from the individual property owners and the Company has agreed to buy back those properties from SML at the original purchase price under the buy-back options plus annual interest of 8% commencing on January 1, 2018. The Company is obligated to buy back these properties plus accrued interest no later than May 15, 2020.

Group A represents property that the Company owns 100% ownership. Group B represents property we sold to individual owners with buy-back options which are pending. Group C represents property owned by SML but the Company is still liable under the buy-back options. Pursuant to the SML Agreement, the Company is required to buy back the properties plus interest at 8%, no later than May 15, 2020. Group D presents property we sold to various individual owners without additional rights attached.

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

We currently also provide common area management services to all tenants and shop owners. Common area management services include security, cleaning, fire service, landscaping, public facilities maintenance and other traditional services provided by our property management office. Management fees range from $17 to $20 per square foot per annum. The management fee income is recognized over the term of the lease. Utility expenses are collected from tenants directly and will offset our utility expenses paid to utility companies. We report the net amount of utility charges as part of management income.

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

Factors That May Influence our Future Results

We generate our revenues primarily from rental and management fee income from tenants under existing leases at Victory Plaza. The management fee income mainly for property management, maintenance and repair, and security, and is recognized over the terms of the lease. The amount of rental income and management fee income we received was primarily due to our ability to maintain or increase rental rates and occupancy rates of rental properties. Factors that could affect our rental income include (i) changes in the economic environment; (ii) local competition from other shopping space similar to our shopping mall; (iii) the attractiveness of renal space after the renovation of our shopping mall; (iv) the financial stability of our tenants; (v) trend of market rental rates; and (vi) the development of local transportation.

Economic Conditions and Outlook

For a detailed discussion of economic conditions and the outlook regarding our industry, please see the section titled “Industry Overview”.

Results of Operations

Comparison of Results of Operations for the Three Months Ended March 31, 2019 and 2018

Revenues

Our revenues, which consist of property rentals, property management fees and other income, were $2,186,505 for the three months ended March 31, 2019, compared to $2,524,763for the three months ended March 31, 2018, a decrease of $338,258, or 13%.

	For the Three Months Ended March 31,
	2019	2018	$ change	% change
Revenues
Rental income	$784,713	$986,721	$(202,008)	-20%
Management fee income	1,263,938	1,358,531	(94,593)	-7%
Other income	137,854	179,511	(41,657)	-23%
Total revenues	2,186,505	2,524,763	(338,258)	-13%

Rental income was $784,713 for the three months ended March 31, 2019, a decrease of $202,008, or 20%, compared to rental income of $986,721 for the three months ended March 31, 2018. The decrease in rental income was primarily due to the increase in vacancy rates. The vacancy rate was 41.35% at the end of March 2019, compared to 27.36% for the three months ended March 31, 2018.

Management fee income for the three months ended March 31, 2019 was $1,263,938, a decrease of $94,593, or 7%, compared to management fee income of $1,358,531 for the three months ended March 31, 2018. The decrease in management fee income was primarily due to the Company collected part of a long historical disputed management fee in 2018.

Other income for the three months ended March 31, 2019 was $137,854, a decrease of $41,657, or 23%, compared to the other income of $179,511 for the three months ended March 31, 2018. The decrease in other income was primarily due the decrease in net utility income received from tenants, due to the higher vacancy rate.

Operating Expenses

	For the Three Months Ended March 31,
	2019	2018	$ change	% change
Operating expenses
Selling expenses	$1,243,409	$1,397,674	$(154,265)	-11%
Depreciation and amortization	319,975	364,715	(44,740)	-12%
Lease expenses	7,109	2,296,210	(2,289,101)	-100%
Payroll and payroll related expenses	507,677	284,326	223,351	79%
Business taxes	129,464	88,196	41,268	47%
Operating lease expense	175,410	82,040	93,370	114%
Other general and administrative expenses	340,276	318,790	21,486	7%
Total operating expenses	$2,723,320	$4,831,951	$(2,108,631)	-44%

Selling expenses were $1,243,409 for the three months ended March 31, 2019, a decrease of $154,265, or 11%, compared to $1,397,674 for the three months ended March 31, 2018. The decrease in selling expenses for the three months ended March 31, 2019 was primarily due to a decrease in payroll and related payroll taxes.

Depreciation and amortization expenses were $319,975 for the three months ended March 31, 2019, a decrease of $44,740, or 12%, compared to depreciation and amortization expenses of $364,715 for the three months ended March 31, 2018. The decrease in depreciation and amortization expenses was primarily due to the expiration of leases and derecognition of right-of-use (“ROU”) assets during the three months ended March 31, 2019.

Lease expenses consists of lease-back expenses and additional lease payments resulting from late payment or settlement payments to the property owners. Lease expense was $7,109 for the three months ended March 31, 2019, a decrease of $2,289,101, or 100%, compared to $2,296,210 for the three months ended March 31, 2018. During the three months ended March 31, 2018, the Company accrued extra liability to cover the additional cost caused by settlement with buy-back owners and lease-back owners. Those expenses are mainly additional rental payments, late payment reimbursements and taxes paid on behalf of the property owners.

Payroll and payroll related expenses were $507,677 for the three months ended March 31, 2019, an increase of $223,351, or 79%, compared to payroll and payroll related expenses of $284,326 for the three months ended March 31, 2018. The increase in payroll and payroll related expenses were primarily due to a $128,727 increase in our Hong Kong office operations and a $59,745 increase in our U.S. office operations.

Business taxes consists of value added tax (“VAT”), taxes related to rental, property tax, land use rights tax and other surcharges and fees. Business taxes were $129,464 for the three months ended March 31, 2019, an increase of $41,268, or 47%, as compared to business taxes of $88,196 for the three months ended March 31, 2018. The increase in business taxes resulted from increase in tax penalty expenses of $27,907.

The operating lease expenses were $175,410 for the three months ended March 31, 2019, an increase of $93,370, or 114%, compared to the operating lease expenses of $82,040 for the three months ended March 31, 2018. The increase in operating lease expense was primarily due to the increase of rent expenses for the three months ended March 31, 2019, principally due to our new offices located in the U.S. and in Hong Kong.

Other general and administrative expenses were $340,276 for the three months ended March 31, 2019, an increase of $21,486, or 7%, compared to other general and administrative expenses of $318,790 for the three months ended March 31, 2018. The increase in other general and administrative expenses was primarily due to (i) higher professional fees for the three months ended March 31, 2019, in connection with the US filing, and (ii) a decrease in other expenses.

Other Income (Expenses)

	For the Three Months Ended March 31,
	2019	2018	$ change	% change
Other income (expenses)
Interest income	$170,606	$11,588	$159,018	1372%
Interest - loans	(1,043,220)	(1,037,664)	(5,556)	1%
Interest - ROU and other capitalized liabilities	(667,008)	(682,264)	15,256	-2%
Interest - related parties	(134,196)	(131,824)	(2,372)	2%
Gain from foreign currency transactions	542,730	725,050	(182,320)	-25%
Gain from disposal of fixed assets	1,971	24	1,947	8113%
Other income	-	2,530,346	(2,530,346)	-100%
Total other (expenses) income, net	$(1,129,117)	$1,415,256	$(2,544,373)	-180%

Interest income was $170,606 for the three months ended March 31, 2019, an increase of $159,018, compared to interest income of $11,588 for the three months ended March 31, 2018. Increase in interest income mainly resulted from interest charged on the short-term loan receivable for the three months ended March 31, 2019.

Interest – loans was $1,043,220 for the three months ended March 31, 2019, an increase of $5,556, or 1%, compared to $1,037,664 for the three months ended March 31, 2018.

Interest – ROU and other capitalized liabilities was $667,008 for the three months ended March 31, 2019, a decrease of $15,256, or 2%, compared to $682,264 for the three months ended March 31, 2018.

Interest – related parties was $134,196 for the three months ended March 31, 2019, an increase of $2,372, or 2%, compared to $131,824 for the three months ended March 31, 2018.

Gain from foreign currency transactions was $542,730 for the three months ended March 31, 2019; for the three months ended March 31, 2018, the Company had a gain from foreign currency transactions of $725,050.

The unpaid loan balance to Sino Pride, a related party, was approximately $13 million. This loan and related interest payable are denominated in US dollars. The Company uses the bank spot exchange rate to record proceeds and repayments in RMB on the Company’s books. By the end of the period, the loan balance and interest payable in US dollars is translated to RMB recorded on Company’s books. The gain or loss will be recognized in the statements of operations. $542,730 currency exchange gain in the three months ended March 31, 2019 was primarily due to the change of US$/RMB rate. As of March 31, 2019, one US dollar translated to RMB 6.7109, while at March 31, 2018, one US dollar translated to RMB 6.2875. Exchange gain means that the Company needs less RMB to repay the loan and interest payable denominated in the US dollar due to the change of the exchange rate.

Other income was $0.00 for the three months ended March 31, 2019, compared to $2,530,346 for the three months ended March 31, 2018. The other income of $2,530,346 in 2018 was a refund of taxes paid in previous years.

As a result of the above-mentioned discussion, the Company’s net loss was $1,665,932 for the three months ended March 31, 2019, an increase of $774,000, or 87%, compared to net loss of $891,932 for the three months ended March 31, 2018.

Liquidity and Capital Resources

The Cash flow generated from our operations is not sufficient to meet our daily operations, including the interest payments on bank loans. The current cash balance is not sufficient to support our renovation plan and repayment of bank loans. The Company will need to seek additional capital resources from our current shareholder, management or employees, outside sources, including through the sale of our equity securities, or from bank loans when available. There is no assurance that additional financing will be available to us. As explained elsewhere, DVPD has been listed as a “dishonest debtor” by the PRC courts and such designation may negatively impact our ability to obtain additional financing. In addition, we have not repaid approximately $3.4 million of bank loans due on December 20, 2018 and are in negotiations with the bank.

The Company had cash and cash equivalents of $161,192 and $188,921 as of March 31, 2019 and December 31, 2018, respectively. Most of the Company’s funds are kept in financial institutions in China. The Company is subject to the regulations of the PRC, which restrict the transfer of cash from China, except under certain circumstances. Accordingly, such funds may not be readily available to satisfy obligations which are outside the PRC.

On June 28, 2018, DVBM entered into a loan agreement to lend RMB 50,000,000 or $7,265,647 (the “Principal”) to Zhong Ke Chuang Zhan Investment, Ltd, an independent third party (“ZKCZ”). The maturity date of the unsecured loan is June 30, 2019 (the “Maturity Date”). The interest (the “Interest”) shall accrue on the unpaid principal amount of the loan from July 1, 2018 to September 30, 2018 at a simple rate of 2% per month and from October 1, 2018 to June 30, 2019 at a simple rate of 0.7% per month. The interest shall be calculated based on the daily balance of the Principal amount of the loan. Accrued, but unpaid, interest shall be paid on the Maturity Date.

On July 20, 2014, DVPD entered into a loan agreement (the “RMB 390M Loan”) for $58,114,411 (RMB 390,000,000 translated at March 31, 2019 exchange rate) long-term borrowing from Harbin Bank (the “Bank”). The RMB 390M Loan was used for “repayment of other bank loans, repayment of shareholder loans and renovations”. Pursuant to the RMB 390M Loan agreement, the interest rate floats at 120% of the similar benchmark loan rate published by the People’s Bank of China. The current benchmark rate for a business loan over 5 years is 4.9% per annum adjusted on October 24, 2015. The effective interest rate was 5.88% for the three months ended March 31, 2019 and 2018. Originally, the RMB 390M Loan was to mature on June 19, 2024. On August 17, 2017, the Bank informed DVPD that the Bank agreed the following: (i) to extend the maturity date of the RMB 390M Loan from July 19, 2024 to July 18, 2027; (ii) to extend the initial monthly repayment date from August 20, 2017 to July 20, 2020, during the extended period, the Company has to repay principal of $74,506 (RMB 500,000 translated at March 31, 2019 exchange rate) per quarter plus monthly interest; and (iii) add Mr. Alex Brown, the controlling shareholder and founder of VCI, as a joint and several guarantor. The RMB 390M Loan agreement includes customary events of default, including DVPD’s failure to pay any principal or interest when due, becoming insolvent, or ceasing operations, or if there is a material adverse change in the assets, business, commitments, or prospects of Dalian Victory. Upon the Bank’s declaration of an event of default under the Loan agreement, it may demand payment in full of all outstanding principal and accrued interest. The RMB 390M Loan balance was $57,592,871 (RMB 386,500,000) and $57,667,377 (RMB 387,000,000 translated at March 31, 2019 exchange rate) as of March 31, 2019 and December 31, 2018, respectively.

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

On March 24, 2015, DVPD entered into a bank loan agreement (the “RMB 50M Loan”) to borrow $7,450,565 (RMB50, 000,000 translated at March 31, 2019 exchange rate). The RMB 50M Loan was used for “renovations”. The interest rate floats at 120% of the similar benchmark loan rate published by the People’s Bank of China. The current benchmark rate for a business loan over 5 years is 4.9% per annum adjusted on October 24, 2015. The effective interest rate for the three months ended March 31, 2019 and 2018 was 5.88%. The maturity date of the RMB 50M Loan is July 19, 2024. The RMB 50M Loan Agreement includes customary events of default, including DVPD’s failure to pay any principal or interest when due, becoming insolvent, or ceasing operations, or if there is a material adverse change in the assets, business, commitments, or prospects of DVPD. Upon the Bank’s declaration of an event of default under the loan agreement, the Bank may demand payment in full of all outstanding principal and accrued interest.

The RMB 50M Loan is secured substantially by the 2,053 square meters (22,098 square feet) of rental properties owned by DVPD and guaranteed jointly by Sino Pride, DVPD and DVBM. If DVPD fails to fulfill the obligations of the relevant provisions of the Loan agreement, each guarantor shall be liable and pay liquidated damages to the Bank. The damages are calculated to be equal to 20% of the principal amount of the loan. The Company is required to make the principal and interest payments from April 20, 2015 through the Maturity Date. The RMB 50M Loan balance was $4,257,466 (RMB 28,571,429) and $4,457,035 (RMB 29,910,714 translated at March 31, 2019 exchange rate) at March 31, 2019 and December 31, 2018, respectively.

On December 21, 2017, DVPD entered into a liquidity loan agreement (the “RMB 23M Loan”) for a principal amount of $3,427,260 (RMB 23,000,000 translated at March 31, 2019 exchange rate) from Harbin Bank (the “Bank”) with interest at 6.5%, payable monthly. The RMB 23M Loan is to be used for short term liquidity needs. On December 28, 2017, DVPD borrowed $1,788,136 (RBM 12,000,000 translated at March 31, 2019 exchange rate). The term of the loan is one year and was due on December 20, 2018. Upon the maturity date, the entire principal amount is required to be paid. DVPD can elect to repay the loan before the maturity date upon 30 days prior notice to the Bank. On January 19, 2018, DVPD borrowed an additional $1,639,124 (RBM 11,000,000 translated at March 31, 2019 exchange rate). DVPD may choose to extend the term of the loan after obtaining prior written consent from the Bank at least 15 days prior to the maturity date. The loan agreement includes customary events of default, including DVPD’s failure to pay any principal or interest when due, becoming insolvent, or ceasing operations, or if there is a material adverse change in the assets, business, commitments, or prospects of DVPD. Upon the Branch’s declaration of an event of default under the loan agreement, the Branch may demand repayment in full of principal and accrued interest. The Loan also includes a dividend blocker. The RMB 23M loan is secured by the same collateral as the RMB 50M loan and is guaranteed jointly by DVBM and Sino Pride. The Company did not make repayment at the date of due, DVPD is still negotiating the extended term of the loan with the bank.

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

On September 27, 2018, DVPD acquired $2,965,325 (RMB19,900,000 translated at March 31, 2019 exchange rate) short-term loan from Harbin Bank. The loan requires interest at 6.50% per annum and expires on September 12, 2019. The use of loan proceeds is restricted to pay principal and interest amounts owed to Harbin Bank.

On March 26, 2019, DVPD acquired $1,525,876 (RMB10,240,000) short-term loan from Harbin Bank. The loan requires interest at 6.50% per annum and expires on March 11, 2020. The use of loan proceeds is restricted to pay principal and interest amounts owed to Harbin Bank.

In the first three months of 2019, the Company advanced $1,431,322 to Zhong Ke Chuang Zhan Investment, Ltd for a short-term loan receivable.

Sino Pride is a major cash source to the operations of DVPD and DVBM. In the period from 1996 to 2008, DVPD received total loans of $38,683,297 from Sino Pride and repaid $20,710,919 in the period from 1998 to 2014. In 2015, repayment amount was $4,068,630. Loan payable to Sino Pride bears interest at 8% per annum. As of March 31, 2019, remaining principal payable was $13,303,748 and interest payable was $8,801,712. Related party loan has been eliminated in accompanying consolidated financial statements.

DVDC contributed land use rights and infrastructures totaling $20,000,000 to DVPD in December 2000. Among this $20,000,000 contribution, $6,800,000 was recorded as registered capital, and $13,200,000 was recorded as loan payable by DVDC per December 2000 agreement. The loan is payable when DVPD is profitable. Loan principal $3,300,000 (25% of $13,200,000) bears interest at 8% per annum. The remaining balance of principal bears interest at benchmark bank rate of China, which was 5.88% at March 31, 2019.

Due to shareholder represents the investment amount that Sino Pride received from its former shareholders, which was assigned to current shareholder Mr. Alex Brown. Loan payable to shareholder was $64,665,984 and $64,151,148, respectively at March 31, 2019 and December 31, 2018. The balance due to shareholder bears no interest and is payable on demand.

As of March 31, 2019, the Company had property financing agreements payable of $82,573,185, lease liabilities payable of $481,754, expired lease-back payables of $5,642,075, and buy-back payables of $4,307,402. As of March 31, 2019, there were total of 534 lawsuits against the Company in Dalian City, China. Litigants claimed that the Company did not buy back the property pursuant to the sales contract or the Company did not pay the promised lease-back rent on time. These claims amounted to $24,839,711 (RMB 166,696,817). These payables were included in and reported under the caption of “Property financing agreements payable”, “Lease liabilities payable” and “Other payables”. As of March 31, 2019, the Company accrued $4,919,732 for possible extra litigation charges. The Company will record attorney fees when invoiced. The attorney fees in connection with litigation cases was $0.00 and $66,434 for March 31, 2019 and 2018, respectively.

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

Management believes that the recorded total property financing agreements payable, guaranteed rent payable, buy-back payables, certain lease liabilities payable, accrued liabilities for additional payable from litigation, and expired lease-back payable of $97,899,206 is a reasonable estimation. Should the settlement of these liabilities exceed management’s estimates, additional accruals will be necessary.

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

Pursuant to the Registration Statement on Form S-1 initially filed with the SEC on November 7, 2018, which was declared effective on February 14, 2019, the Company closed its initial public offering on March 28, 2019. As of March 28, 2019, there were total of 30 individual investors signed “Subscription Agreement” to purchase the shares of the Common Stock of the Company. The offering price was $1 US dollar per share, and 1,011,000 shares were sold. As of April 15, 2019, $262,000 has been wired into our US bank account and $749,000 has been deposited into DVBM’s bank account.

Cash Flows

Cash and cash equivalents were $161,192 and $362,268, as of March 31, 2019 and 2018, respectively. Cash and cash equivalents decreased by $34,692 and increased by $93,396 for the three months ended March 31, 2019 and 2018, respectively. The following table shows the changes in cash flows.

	Three Months Ended March 31
	2019	2018	$ Change
Net Cash (Used in) Operating Activities	$(634,202)	$(1,341,320)	$707,118
Net Cash (Used in) Investing Activities	(1,444,618)	(24,356)	(1,420,262)
Net Cash Provided by Financing Activities	2,038,113	1,450,706	587,407
Effect of exchange rate changes on cash and cash equivalents	6,015	8,366	(2,351)
Net (decrease) increase in cash and cash equivalents	$(34,692)	$93,396	$(128,088)

Operating Activities

Cash flows from operating activities primarily consist of cash inflows from tenant rentals and management fee income payments, and tenant property expense reimbursements and cash outflows for property operating costs, selling expenses, business taxes, and general and administrative expenses.

In the first three months of 2019, net cash used in operating activities was $634,202. The net cash used in operating activities was primarily due to the net loss of $1,665,932, adjusted by: $542,730 of foreign currency exchange gain on loan and interest repayments to related party and $170,540 from increase in short-term loan interest receivable, offset by an increase of $633,177 in SML loan interest payable, $319,975 in non-cash depreciation and amortization, an increase in accounts payable and accrued liabilities of 240,731, and changes in working capital and others of $551,117.

In the first three months of 2018, net cash used in operating activities was $1,341,320. The net cash used in operating activities was primarily due to the net loss of $891,932, adjusted by: $1,464,373 decrease in accounts payable and liabilities, $744,518 decrease in deferred rental income, $725,050 of foreign currency exchange gain on loan and interest repayments to related party, offset by an increase of 1,593,568 in other payables, an increase of $599,257 in SML loan interest payable, and changes in working capital and others of $291,728.

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

In the first three months of 2019, net cash used in investing activities was $1,444,618 which was primarily from an additional advance of $1,431,322 for a short-term loan receivable and $13,296 in capital expenditures – fixed assets and improvements.

In the first three months of 2018, net cash used in investing activities was $24,356 which was due to capital expenditures in fixed assets and improvements.

Financing Activities

Cash flows from financing activities are impacted by the nature, timing and extent of borrowings and repayments of loans and advances from banks and related parties.

In the first three months of 2019, net cash provided by financing activities was $2,038,113 which was due to $1,517,644 in proceeds from bank loans, $663,065 in advances from our principal shareholder, $120,000 in proceeds from our initial public offering, and $10,000 in advances from a related party, offset by $272,596 in repayment of bank loans.

In the first three months of 2018, net cash provided by financing activities was $1,450,706 which was due to $1,729,913 in proceeds from bank loans and $70,995 in advances from our principal shareholder, offset by the repayment of bank loans of $289,255 and repayment of $ 60,947 in the first quarter of 2018.

Cash, cash equivalents and restricted cash consist of following at March 31, 2019 and 2018, respectively.

	March 31, 2019	March 31, 2018
Cash	$161,192	$362,268
Restricted cash	123,236	605,046
Cash, cash equivalents and restricted cash	$284,428	$967,314

In the normal course of business, we also face risks that are either non-financial or non-qualitative. Such risks from the numerous lawsuits that the Company is involved with principally include legal risk. For a discussion of other factors which may adversely affect our liquidity and capital resources, please see the section titled “Risk Factors” in this prospectus.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable for small reporting companies.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2019. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officers also confirmed that there was no change in our internal control over financial reporting during the three months ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed our internal control over financial reporting as of the period ended March 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the report entitled “2013 Internal Control-Integrated Framework.”

Based on management’s assessment using the COSO criteria, management has concluded that the Company’s internal control over financial reporting was not effective as of March 31, 2019, due to the existence of the following material weaknesses:

● As of March 31, 2019, there was a lack of accounting personnel with the requisite knowledge of Generally Accepted Accounting Principles (“GAAP”) in the U.S. and financial reporting requirements of the Securities and Exchange Commission in our China and Hong Kong accounting department;

● As of March 31, 2019, there were insufficient written policies and procedures to ensure the correct application of accounting and financial reporting with respect to the current requirements of GAAP and SEC disclosure requirements.

● As of March 31, 2019, there was a lack of segregation of duties.

● As of March 31, 2019, the Company found errors in previous reported financial statements and restated financial statements as of and for the year ended December 31, 2016.

● As of March 31, 2019, there was no independent audit committee.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of March 31, 2019, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of May 7, 2019, there were a total of 542 lawsuits against the Company in Dalian City, China. Litigants claimed that the Company did not buy back the properties pursuant to the sales contracts or the Company did not pay the promised lease-back rental payments on time. These claims amounted to $24,949,818 (RMB168,882,826). Management believes that the amount claimed by these litigants approximates the amount that the Company has already recorded in and under the caption of “Property financing agreements payable”,” Lease liabilities payable” and “Other payables” in the accompanying consolidated financial statements.

The Company has intended to buy back these properties at a discounted price (compared to the stated price at the contract). The Company has also intended to settle the balance due relating to lease-back payable with the owner of properties. The Company has formed a task group and been negotiated with the litigants and other owners of the properties actively.

We may be party from time to time to various lawsuits, claims and other legal proceedings that arise in the ordinary course of our business. There can be no assurance that these matters that arise in the future, individually or in aggregate, will not have a material adverse effect on our financial condition or results of operations in any future period.

ITEM 1A. RISK FACTORS

As of the date of this quarterly report, there have been no material changes to the risk factors disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2018 filed with the SEC on May 14, 2019.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 15, 2019.

Victory Commercial Management Inc.

	By:	/s/ Alex Brown
Alex Brown
President, Chief Executive Officer, Interim Chief Financial Officer and Principal Accounting Officer,
Treasurer and Chairman

