Form 10-Q
period 2019-06-30
Victory Commercial Management Inc.
filed 2019-08-19
CIK 1723083

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number: 333-228242

VICTORY COMMERCIAL MANAGEMENT INC.

(Exact name of registrant as specified in its charter)

Nevada	37-1865646
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Victory Commercial Management, Inc. 424 Madison Ave. Suite 1002, New York, NY	10017
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A

As of August 14, 2019, 21,711,000 ordinary shares of the registrant, par value $0.0001 per share, were issued and outstanding.

i

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 14, 2019. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

VICTORY COMMERCIAL MANAGEMENT INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2019	December 31, 2018
ASSETS	(Unaudited)

Rental properties, net	$22,080,118	$22,519,082
Cash and cash equivalents	177,975	188,921
Restricted cash	120,375	130,199
Tenant and sundry receivables, net of allowance for doubtful accounts	614,916	1,132,691
Prepaid expenses and other assets	626,592	697,756
Property and equipment, net	540,063	634,589
Intangible assets, net	20,491	23,083
ROU assets, net	232,631	422,905
Short-term loan and interest receivable	7,922,727	7,616,300
TOTAL ASSETS	$32,335,888	$33,365,526

LIABILITIES AND DEFICIT

Liabilities:
Bank loans payable, net	$67,780,788	$66,458,934
Property financing agreements payable	81,307,579	79,904,620
Accounts payable and accrued liabilities	6,642,086	4,747,604
Deferred rental income	5,033,811	4,610,478
Lease liabilities payable	396,681	612,125
Other payables	19,076,497	19,594,875
Loans payable to related parties	11,567,695	11,516,280
Due to shareholder	65,292,851	64,151,148
Interest payable to related parties	11,398,826	11,121,817
Total Liabilities	268,496,814	262,717,881

Commitments and Contingencies	-	-

Deficit:
Common stock, $0.0001 par value, 600,000,000 shares authorized; 21,711,000 and 20,700,000 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively *	2,171	2,070
Paid-in capital	11,827,188	10,816,289
Accumulated deficit	(200,681,750)	(194,188,636)
Accumulated other comprehensive loss	(4,014,401)	(3,739,981)
Total stockholder’s deficit attributable to the Company’s common shareholders	(192,866,792)	(187,110,258)
Noncontrolling interest	(43,294,134)	(42,242,097)
Total Deficit	(236,160,926)	(229,352,355)

TOTAL LIABILITIES AND DEFICIT	$32,335,888	$33,365,526

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

VICTORY COMMERCIAL MANAGEMENT INC. AND SUBSIDIARIES

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE (LOSS)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2019	2018	2019	2018
Revenues
Rental income	$782,784	$912,864	$1,567,497	$1,899,585
Management fee income	1,216,510	1,618,303	2,480,448	2,976,834
Other income	198,846	266,392	336,700	445,903
Total revenues	2,198,140	2,797,559	4,384,645	5,322,322

Operating expenses
Selling expenses	1,105,399	1,152,273	2,348,808	2,549,947
Depreciation and amortization	326,355	353,208	646,330	717,923
Lease expenses	17,225	1,240,400	24,334	3,536,610
Payroll and payroll related expenses	519,648	416,478	1,027,325	700,804
Business taxes	135,379	140,948	264,843	229,144
Operating lease expenses	122,731	147,787	298,141	229,827
Other general and administrative expenses	3,674,625	224,879	4,014,901	543,669
Total operating expenses	5,901,362	3,675,973	8,624,682	8,507,924

(Loss) from operations	(3,703,222)	(878,414)	(4,240,037)	(3,185,602)

Other income (expenses)
Interest income	207,878	120,264	378,484	131,852
Interest - loans	(1,055,274)	(1,055,881)	(2,098,494)	(2,093,545)
Interest - ROU and other capitalized liabilities	(649,039)	537,956	(1,316,047)	(144,308)
Interest - related parties	(134,180)	(130,931)	(268,376)	(262,755)
Gain (loss) from foreign currency transactions	(524,372)	(1,103,927)	18,358	(378,877)
Other income	7,399	724,528	9,370	3,254,898
Total other (expenses) income, net	(2,147,588)	(907,991)	(3,276,705)	507,265

(Loss) from operations before provision for income tax	(5,850,810)	(1,786,405)	(7,516,742)	(2,678,337)
Provision for income tax	-	-	-	-
Net (Loss)	(5,850,810)	(1,786,405)	(7,516,742)	(2,678,337)
Net (loss) attributable to noncontrolling interest	(778,625)	(288,249)	(1,023,628)	(564,667)
Net (loss) attributable to the Company’s common shareholders	$(5,072,185)	$(1,498,156)	$(6,493,114)	$(2,113,670)

Per Common Share - basic and diluted:
Net (loss) per Company’s common share	$(0.23)	$(0.07)	$(0.31)	$(0.10)
Weighted-average shares outstanding, basic and diluted *	21,711,000	20,700,000	21,230,635	20,700,000

Comprehensive (loss)
Net (loss)	$(5,850,810)	$(1,786,405)	$(7,516,742)	$(2,678,337)
Other comprehensive loss, net of tax
Change in foreign currency translation adjustments	4,188,504	10,111,645	(302,829)	3,604,566
Total other comprehensive (loss) income	(1,662,306)	8,325,240	(7,819,571)	926,229
Comprehensive loss (income) attributable to non-controlling interest	853,304	1,915,810	(28,409)	637,751
Comprehensive income (loss) income attributable to the Company’s common shareholders	$(2,515,610)	$6,409,430	$(7,791,162)	$288,478

* The shares are presented on a retroactive basis to reflect the founder shares issuance. See Note 16.

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

VICTORY COMMERCIAL MANAGEMENT INC. AND SUBSIDIARIES

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIT
(IN US DOLLARS)

For the six months ended June 30, 2018	Common Stock		Additional Paid in	Accumulated	Accumulated Other Comprehensive	Noncontrolling	Total
	Shares *	Amount	Capital	Deficit	Loss	Interest	Deficit
Balance -December 31, 2017	20,700,000	$2,070	$10,816,289	$(190,411,237)	$(12,439,971)	$(43,268,669)	$(235,301,518)
Net (loss)	-	-	-	(615,514)	-	(276,418)	(891,932)
Other comprehensive income (loss):
change in foreign currency translation adjustment	-	-	-	-	(5,229,019)	(1,278,060)	(6,507,079)
Balance -March 31, 2018	20,700,000	$2,070	$10,816,289	$(191,026,751)	$(17,668,990)	$(44,823,147)	$(242,700,529)

Net (loss)				(1,498,156)		(288,249)	(1,786,405)
Other comprehensive loss, net of tax:							-
Change in foreign currency translation adjustment					8,319,015	1,792,630	10,111,645
Balance -June 30, 2018	20,700,000	$2,070	$10,816,289	$(192,524,907)	$(9,349,975)	$(43,318,766)	$(234,375,289)

For the six months ended June 30, 2019	Common Stock		Additional Paid in	Accumulated	Accumulated Other Comprehensive	Noncontrolling	Total
	Shares *	Amount	Capital	Deficit	Loss	Interest	Deficit
Balance -December 31, 2018	20,700,000	$2,070	$10,816,289	$(194,188,636)	$(3,739,981)	$(42,242,097)	$(229,352,355)
Initial public offering closed on March 28, 2019	1,011,000	101	1,010,899	-	-	-	1,011,000
Subscription receivable			(891,000)	-	-	-	(891,000)
Net (loss)	-	-	-	(1,420,929)	-	(245,003)	(1,665,932)
Other comprehensive income (loss):
Change in foreign currency translation adjustment	-	-	-	-	(3,609,620)	(881,713)	(4,491,333)
Balance -March 31, 2019	21,711,000	$2,171	$10,936,188	$(195,609,565)	$(7,349,601)	$(43,368,813)	$(235,389,620)
Received payments to subscription receivable			891,000				891,000
Net (loss)				(5,072,185)		(778,625)	(5,850,810)
Other comprehensive (loss):
Change in foreign currency translation adjustment					3,335,200	853,304	4,188,504
Balance -June 30, 2019	21,711,000	$2,171	$11,827,188	$(200,681,750)	$(4,014,401)	$(43,294,134)	$(236,160,926)

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

VICTORY COMMERCIAL MANAGEMENT INC. AND SUBSIDIARIES
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30,

	2019	2018
Cash Flows from Operating Activities:
Net (loss)	$(7,516,742)	$(2,678,337)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	646,331	717,923
Amortization of debt issuance costs	27,870	-
Foreign currency exchange gain on loan and interest repayments to related party	(18,357)	378,877
Gain on disposal of fixed assets	(1,960)	(24)
Allowance for doubtful accounts	3,126,023	-
Non cash operating lease expenses	(6,825)	24,187
Changes in operating assets and liabilities
Decrease (increase) in tenant and sundry receivables	70,009	(266,790)
Decrease (Increase) in prepaid expense and other assets	73,353	(242,282)
(Increase) in short-term loan interest receivable	(378,339)	-
Increase in SML loan interest payable	1,265,922	-
Increase (Decrease) in accounts payable and accrued liabilities	1,910,998	(222,824)
Increase in deferred rental income	423,503	652,306
Increase in interest payable to related party	268,283	263,977
(Decrease) Increase in other payables	(546,218)	3,001,485
(Decrease) Increase in lease liabilities payable	(61,814)	15,175
Net Cash (Used in) Provide by Operating Activities	(717,963)	1,643,673

Cash Flows from Investing Activities:
Capital expenditures - fixed assets and improvements	(14,318)	(106,300)
Short-term loan receivable	(2,596,867)	(3,818,722)
Net Cash (Used in) Investing Activities	(2,611,185)	(3,925,022)

Cash Flows from Financing Activities:
Proceeds from bank loans	1,508,745	1,726,804
Proceeds from initial public offering	1,011,000	-
Repayment of bank loans	(270,997)	(428,898)
Advance from shareholder	949,420	529,899
Advance from (repayment to) related individual	40,000	(65,612)
Increase in property financing agreements payable	48,152	139,735
Net Cash Provided by Financing Activities	3,286,320	1,901,928

Effect of exchange rate changes on cash and cash equivalents	22,058	(1,055)

Net (decrease) in cash, cash equivalents and restricted cash	(20,770)	(380,476)
Cash, cash equivalents and restricted cash at beginning of periods	319,120	873,918
Cash, cash equivalents and restricted cash at end of periods	$298,350	$493,442

Reconciliation of Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents at beginning of periods	$188,921	$755,027
Restricted cash at beginning of periods	130,199	118,891
Cash, cash equivalents and restricted cash at beginning of periods	$319,120	$873,918

Cash and cash equivalents at end of periods	$177,975	$400,716
Restricted cash at end of periods	120,375	92,726
Cash, cash equivalents and restricted cash at end of periods	$298,350	$493,442

Supplemental Disclosure Cash Flow Information:
Cash paid for:
Interest	$968,074	$1,423,581
Income tax	$-	$-

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

VICTORY COMMERCIAL MANAGEMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

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

DVPD was incorporated as a Sino-foreign cooperative joint venture on March 29, 1993 under the laws of the People’s Republic of China (“PRC” or “China”). Sino Pride owns an 80% equity interest of DVPD while Dalian Victory Development Co., Limited (“DVDC”), a state-owned enterprise in China, owns a 20% equity interest in DVPD.

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

Iven was a private shell company with no operations or nominal assets, which is 100% directly and indirectly owned by Mr. Brown. Iven was the legal acquirer in the November 30, 2016 acquisition. At the date of acquisition, Sino Pride was a holding company of two China-based operating entities, DVPD and DVBM. The accounting acquirer usually is the combining entity whose relative size (measured in, for example, assets, revenues, or earnings) is significantly larger than that of the other combining entity or entities as per ASC 805-10-55-13. Thus, Sino Pride and Subsidiaries were treated as the accounting acquirer in connection with the November 2016 transaction.

The November 2016 transaction was treated as a reverse acquisition or recapitalization. The accounting treatment is similar to that resulting from a reverse acquisition, except that no goodwill or other intangible assets should be recorded. Accordingly, the historical financial statements are those of Sino Pride and its Subsidiaries.

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

NOTE 2 – GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As indicated in the accompanying condensed consolidated financial statements, the Company had a net loss of $5,850,810 and $1,786,405 for the three months ended June 30, 2019 and 2018, respectively; a net loss of $7,516,742 and $2,678,337 for the six months ended June 30, 2019 and 2018, respectively; an accumulated deficit of $200,681,750 at June 30, 2019. The Company has an unrestricted cash balance of $177,975 as of June 30, 2019. The current cash balance available to the Company cannot be projected to cover the required payments of the operating expenses arising from normal business operations and to meet the required payments of buy-backs and lease-backs if settled with the claims filed by the property owners as disclosed below for the next twelve months from the issuance date of this report. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive or raise additional debt and/ or equity capital. Management believes that its capital resources are not currently adequate to continue operating and maintaining its business for the next twelve months from the issuance date of this report.

As of June 30, 2019, the Company had property financing agreements payable of $81,307,579, lease liabilities payable of $396,681, expired lease-back payables of $5,520,308, and buy-back payables of $4,207,203. As of June 30, 2019, there were 543 lawsuits case against the Company in Dalian City, China. Litigants claimed that the Company did not buy back the property pursuant to the sales contract or the Company did not pay the promised lease-back rent on time. These claims amounted to $24,586,713 (RMB 168,920,550 translated at June 30, 2019 exchange rate). These payables were included in and reported under the caption of “Property financing agreements payable”, “Lease liabilities” and “Other payables”. As of June 30, 2019, the Company accrued $4,805,518 for possible extra litigation charges. The Company will record attorney fees when invoiced. The attorney fees in connection with litigation was $3,550 and $31,784 for the three months ended June 30, 2019 and 2018, respectively; 3,550 and $98,218 for the six months ended June 30, 2019 and 2018, respectively

These lawsuits are caused by our failure of buying back the properties when requested to or our failure of paying rents for certain lease-back units. Subsequently, certain units owned by DVPD have been frozen from transfer or disposition by the courts. DVPD has been restricted from free transfer, disposal, and pledge of its 5% equity interest in DVBM from March 2, 2017 to June 30, 2019. The 5% equity interest in DVBM is still restricted as the date of report. In addition, DVPD has be listed as a “dishonest debtor” by the local courts in the PRC. Once listed as a dishonest debtor, DVPD can be subject to certain restrictions in connection with commercial loans at the banks’ discretion; the purchase or transfer of properties and land use rights; and renovation, upgrade or renovation of properties. In addition, the bank accounts of DVPD are frozen by the courts which allow the inflow of cash into the bank accounts but prohibit the outflow of cash.

Management believes that the recorded total property financing agreements payable, guaranteed rent payable, buy-backs payable, certain lease liabilities payable, accrued liabilities for additional payable from litigation, and expired lease-back payables of $96,237,289 is a reasonable estimation. Should the settlement of these liabilities exceed management’s estimates, additional accruals will be necessary.

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

As of June 30, 2019, the Company has spoken with the respective individuals to settle the issue with the Company by either repaying the bank loan or replacing the collateral with their own assets so as to release the Company’s property by December 31, 2019. The Company plans to take legal action against the individuals if they fail to adopt either action by December 31, 2019.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of consolidation

The accompanying unaudited condensed financial statements do not include all disclosures normally required by generally accepted accounting principles. These statements should be read in conjunction with the annual financial statements included in the Form 10-K filed with the U.S. Securities and Exchange Commission. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying unaudited condensed financial statements and consist of only normal recurring adjustments, except as disclosed herein. The results of operations for the three months and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2019.

The Company’s condensed unaudited consolidated financial statements include the accounts of VCM, VCI, Sino Pride, DVPD, DVBM, and DVPM at June 30, 2019 and for the three and six months ended June 30, 2019. All inter-company accounts and transactions among the consolidation group have been eliminated in consolidation.

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

Foreign Currency Translation

The reporting currency of the Company is the U.S. dollar. The functional currency of VCM and VCI is the U.S. dollar, the functional currency of DVPD, DVBM, and DVPM is the Chinese Renminbi (“RMB”), and the functional currency of Sino Pride and DVPM is the Hong Kong Dollar (“HK$”). The condensed unaudited consolidated financial statements of the Company have been translated into U.S. dollars in accordance with ASC 830-30 “Translation of Financial Statements”. The financial information is first prepared in RMB or HK$ and then translated into the U.S. dollar at the period-end exchange rates as to assets and liabilities and at average exchange rates as to revenue, expenses and cash flows. Equity accounts are translated at their historical exchange rates when the capital transactions occurred. As a result, amounts relating to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balance sheets. Translation adjustments resulting from the process of translating the local currency financial statements into the U.S. dollar are included in accumulated other comprehensive income (loss). The cumulative translation adjustment and effect of exchange rate changes on cash for the six months ended June 30, 2019 and the year ended December 31, 2018 were $(4,014,401) and $(3,739,981), respectively. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rate prevailing at each balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Pursuant to paragraph 830-20-35-1, the intra-entity (intercompany transactions) foreign currency transactions whose terms are denominated in the currency other than the Company’s functional currency and settlement is anticipated in the foreseeable future (hence not long-term investment nature), the increases or decreases in expected functional currency cash flows are included in determining net income (loss) for the period in which the exchange rate changes. The Company has an inter-company loan denominated in US dollars. The repayment of the loan is required when the Company is profitable. The loan proceeds, repayment and accrued interest were tracked in US dollars. The Company uses the bank spot exchange rate to record proceeds and repayments in RMB. By the end of the reporting period, the Company will adjust loan and interest payable balances from US dollars to RMB by using the period ending exchange rate. Any gain or loss from foreign currency exchange will be recognized in the consolidated statements of operations. There were $524,372 and $1,103,927 foreign currency transaction loss for the three months ended June 30, 2019 and 2018, respectively. There were $18,357 foreign currency transaction gains and $378,877 foreign currency transaction losses for the six months ended June 30, 2019 and 2018, respectively.

Spot exchange rates and average exchange rates published by fxtop.com were used in the translation of the consolidated financial statements.

	For the three months ended June 30,		For the six months ended June 30,
US Exchange Rate	2019	2018	2019	2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Period-end RMB	6.8704	6.6195	6.8704	6.6195
Average RMB	6.8276	6.3816	6.7871	6.3701

Period-end HK$	7.8090	7.8459	7.8090	7.8459
Average HK$	7.8400	7.8482	7.8432	7.8378

All foreign exchange transactions must take place through authorized institutions of China. Management makes no representation that the RMB amounts could have been, or could be, converted into U.S. dollars at the rates used in translation.

Revenue Recognition

Rental Income

Our Victory Plaza currently has 3,173 rental units. Among these rental properties, the Company owned 434 units, 812 units were sold but with buy-back options, and 1,927 units were sold with no options. The Company will lease back part of these sold properties at the owner’s will and rent out to tenants. As of June 30, 2019, and December 31, 2018, the Company had 7 and 8 lease-back units, respectively. Rental income is reported in the gross amount including rent income from our owned properties and lease-back properties. Existing lease-back expenses were recorded as amortization and interest expenses. Expired lease-back expenses were included in the lease expenses.

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

Expense Recovery

The Company will pay utility, repair and insurance expenses to third party vendors in order to fulfill its management obligations. The Company will charge all or part of these expenses to tenants in addition to property management fees. The charge methods will depend on the size of tenant and terms of property management agreement. The Company is acting as an agent to arrange for the provision of utilities, repairs and other services by third parties. The Company will recognize the fees collected as income after the Company’s service is provided. The recovered expenses will offset the income the Company is paid and be reported net under the caption of other income in the accompanying condensed unaudited consolidated financial statements.

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

The following table summarized the ownership of rental properties.

		% of Total	Financial Statement Presentation
Group	Description of Property	SQ Ft	Assets	Liabilities
A	Owned with title by DVPD	16%	Rental properties	N/A
B	Sold properties required to be repurchased - option exercised	9%	Rental properties	Property financing agreements payable
C*	Properties with buy- back options transferred to SML in 2017 and 2018	6%	Rental properties	Loan payable SML
D	Sold properties	69%	N/A	N/A
	Total properties	100%

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

Group A represents property that the Company owns. Group B represents property we sold to individual owners with the requirement to be repurchased and options were exercised. Group C represents property owned by SML, but the Company is still liable for the buy-back options. Pursuant to the SML Agreement, the Company is obligated to buy back these properties plus accrued interest no later than May 15, 2020. Group D presents property we sold to various individual owners without additional rights attached.

Sold Rental Properties with Financing Agreements (Group B and C Properties)

Pursuant to the sales contracts, the buyers obtained legal title to the property and also had an option to sign a separate buy-back agreement. The purchase agreement granted the buyer an option to request the Company to buy back sold properties at a stated buy-back price once the option is vested and the Company has received the payments for the sold property. As of June 30, 2019, approximately 16% of total rental spaces of Victory Plaza were sold to various unrelated individuals and entities with buy-back options. The majority of these properties were sold during the period from 1998 to 2014. The vesting dates of the buy-back options ranged from 2014 to 2018. As of June 30, 2019, there are 3 remaining buy back options that can be exercised.

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

Sold Properties (Group D Properties)

As of June 30, 2019, approximately 69% of total space of Victory Plaza was sold and is owned by various unrelated individuals and entities with legal title to the respective properties. Pursuant to the sale contracts, at the date of the sales, buyers obtained integrated legal ownership to the sold properties and assumed the significant risks and rewards of ownership of the property (had the ability to rent and sell the property at-will) while the Company received the payments of the purchase price. These sales are considered final sales.

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

There were 4 outstanding leases that the Company leased back from the owners of group D properties as of June 30, 2019 and December 31, 2018. All these lease-back arrangements met the above criteria and have been accounted for as a sale. The allocated net book value and land use rights were derecognized, and a gain or loss was recognized when each of the sales was completed.

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

Lessor Accounting

The Company currently owns 434 rental units and leased these rental properties to various tenants. Pursuant to ASC 842 – 30, the Company will classify a lease as a sales – type lease if: (i) the lease transfers ownership of the underlying asset to the lessee by the end of the lease term, (ii) the lease grants the lessee an option to purchase the underlying asset that the lessee is reasonably certain to exercise, (iii) the lease term is for the major part of the remaining economic life of the underlying asset, (iv) the present value of the sum of the lease payments and any residual value guaranteed by the lessee that is not already reflected in the lease payments equals or exceeds substantially all (90% or more) of the fair value of the underlying asset, or (v) the underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. As of June 30, 2019, none of our leases, as a lessor, met the above criteria to be classified as a sale – type lease.

Pursuant to ASC 842 – 30, when none of the sales-type lease classification criteria are met, a lessor would classify the lease as a direct financing lease when both of the following criteria are met: (i) the present value of the sum of the lease payments and any residual value guaranteed by the lessee that is not already reflected in the lease payments and/or any other third party unrelated to the lessor equals or exceeds substantially all (90% or more) of the fair value of the underlying asset and (ii) it is probable that the lessor will collect the lease payments plus any amount necessary to satisfy a residual value guarantee. As of June 30, 2019, none of our leases, as a lessor, met the above criteria to be classified as a financing lease.

Pursuant to ASC 842 – 30, a lessor would classify a lease as an operating lease when none of the sales-type or direct financing lease classification criteria are met. As of June 30, 2019, all leases of the Company’s rental properties were classified as operating leases. The Company will maintain the underlying asset and recognizes lease income over the lease term.

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

Real Estate Held for Sale

The Company generally considers assets to be held for sale when management believes that a sale is probable within a year. This generally occurs when a sales contract is executed with no substantive contingencies and the prospective buyer has significant funds at risk. Assets that are classified as held for sale are recorded at the lower of their carrying amount or fair value, less cost to sell. The Company evaluated its property portfolio and did not identify any properties that would meet the criteria for held for sale as of June 30, 2019 and December 31, 2018.

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

Tenant and Sundry Receivables, net of Allowance for Doubtful Accounts

Tenant receivables are recorded at original invoice amount, less an estimated allowance for doubtful accounts. The allowance for doubtful accounts represents management’s estimate of the amount of probable credit losses, determined by reviewing past due balances and other information. The Company makes judgments as to the collectability of tenant receivables based on historical trends and future expectations. Management estimates an allowance for doubtful accounts and adjusts gross tenant receivables based on their expectation of specific tenant risks and the Company’s tenant receivable aging and collection analysis. Management considers accounts past due on a tenant-by-tenant basis. Based on its review, management has established an allowance for doubtful accounts as of June 30, 2019 and December 31, 2018 of $806,098 and $123,467, respectively.

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

Impairment of Long-Lived Assets

Long-lived assets, primarily rental properties and machinery and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, the Company recognizes an impairment loss only if its carrying amount is not recoverable through its estimated undiscounted future cash flows over the anticipated holding period and measures the impairment loss based on the amount by which the carrying amount of the asset exceeds its estimated fair value. Fair value is determined through various valuation techniques, including discounted cash flow models, quoted market values or third-party independent appraisals, as considered necessary. There were no impairment losses recognized during the three months ended and six months ended June 30, 2019 and 2018.

Debt Issuance Costs

Costs related to bank loans payable consist of fees and direct costs incurred in obtaining such financings. These costs are presented as a reduction of bank loans payable and are amortized on a straight-line basis over the terms of the related loan payable which approximates the effective interest rate method. Such amortization is included in “Interest – loans” in the accompanying condensed consolidated statements of operations, which amounted to $13,930 and $14,902 for the three months ended June 30, 2019 and 2018, respectively; $27,870 and $24,177 for the six months ended June 30, 2019 and 2018, respectively

Per Share Amounts

The Company computes per share amounts in accordance with ASC Topic 260 “Earnings per Share” (EPS) which requires presentation of basic and diluted EPS. Basic EPS is computed by dividing the net income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company, if any. This is computed by dividing net earnings by the combination of basic and dilutive common share equivalents. Since the Company is in a net loss position, all common stock equivalents would be anti-dilutive and are, therefore, not included in the determination of diluted loss per share. Accordingly, basic and diluted net loss per share are the same. There were no common stock equivalents as of June 30, 2019 and 2018.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Numerator for earnings per share:
Net (loss) attributable to the Company’s common shareholder	$(5,072,185)	$(1,498,156)	$(6,493,114)	$(2,113,670)
Denominator for basic and diluted earnings per share:
Basic weighted average common shares*	21,711,000	20,700,000	21,230,635	20,700,000
Diluted weighted average common shares	21,711,000	20,700,000	21,230,635	20,700,000
Per share amount
Per share - basic and diluted	$(0.23)	$(0.07)	$(0.31)	$(0.10)

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

The Company follows the provisions of ASC 740-10-50, “Accounting for Uncertainty in Income Taxes,” which provides clarification related to the process associated with accounting for uncertain tax positions recognized in the Company’s financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarter or annual period based, in part, upon the results of operations for the given period. As of June 30, 2019 and December 31, 2018, the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

Advertising

Advertising is expensed as incurred and is included in other general and administrative expenses. There were no advertising expenses for the six months ended June 30, 2019 and 2018.

Recently Adopted Accounting Pronouncements

We consider the applicability and impact of all Accounting Standards Updates (“ASUs”). The ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact, if any, on our consolidated financial position and/or results of operations.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which modifies the measurement of expected credit losses on certain financial instruments. The Company will adopt ASU 2016-13 in its first quarter of 2021 utilizing the modified retrospective transition method. The Company is still in the process of determining the impact on its consolidated financial statements.

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02 “Leases (Topic 842).” This standard requires entities to recognize assets and liabilities on their balance sheet for the rights (right-of-use or “ROU”) and obligations created by the leased assets. The standard is effective for fiscal years and the interim periods within those fiscal years beginning after December 15, 2018. The guidance is required to be applied by the modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. Early adoption is permitted. We have adopted the guidance of this standard effective December 31, 2016 and retrospectively from the beginning of the lease term and recognized ROU assets and obligations created by these leases. As a result, $232,631 and $422,905 of ROU assets, net and leases liabilities of $396,681 and $612,125 were recorded in the accompanying consolidated financial statements as of June 30, 2019 and December 31, 2018, respectively.

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

NOTE 4 – PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other assets consist of the following:

	June 30,	December 31,
	2019	2018
	(Unaudited)
Supplies on hands	$100,792	$79,478
Prepaid expenses	380,468	498,043
Deposits	145,332	120,235
Total prepaid expenses and other assets	$626,592	$697,756

NOTE 5 – RENTAL PROPERTIES, NET

Victory Plaza is located in Dalian City, Liaoning Province of China. It was built by DVPD from 1993 to 1998.

The Company leases its own properties and lease-backed properties to tenants and manages the Victory Plaza.

The following table summarized ownership of rental properties.

As of June 30, 2019

Group	Description of Property	Cost in US$	In Square feet	% of Total Square feet	Units
A	Owned by DVPD	21,991,954	240,455	16%	433
B	Sold properties required to be repurchased - option exercised	11,858,431	130,394	9%	495
C	Properties with purchase back options transferred to SML - 2017 and 2018	7,762,145	86,251	6%	319
			-
D	Sold properties	-	1,023,519	69%	1,926
			-
	Rental properties at cost	41,612,530	1,480,619	100%	3,173
	Less: Accumulated depreciation	(19,532,412)
	Rental Properties, net	22,080,118

As of December 31, 2018

Group	Description of Property	Cost in US$	In Square Feet	% of Total Square feet	Units
A	Owned by DVPD	21,968,292	240,799	16%	434
B	Sold properties required to be repurchased - option exercised	11,845,672	130,049	9%	493
C	Properties with purchase back options transferred to SML - 2017 and 2018	7,753,794	86,252	6%	319

D	Sold properties without buy-back options	-	1,023,519	69%	1,927
Rental properties at cost		41,567,758	1,480,619	100%	3,173
Less depreciation		(19,048,676)
Property, net reported		22,519,082

* See Note 10, Property Financing Agreement Payable

As of June 30, 2019, 1,023,519 square feet (95,088 square meters) of total rental properties (group D property), or 69% of rental properties were sold, which was the same as of December 31, 2018. These sold properties are owned by various unrelated individuals and entities. The majority of these properties were sold during the period from 1998 to 2012. Pursuant to the sale contracts, at the date of the sale, buyers obtained integrated legal ownership to the sold properties and assumed the significant risks and rewards of ownership of the property (had the ability to rent and sell the property at-will) while the Company received the payments of the purchase prices. These sales were considered final sales. The allocated carrying cost and land use rights costs were derecognized and gains or losses were recognized when the sales were completed.

As of June 30, 2019, DVPD owned 240,799 square feet (22,371 square meters) of total rental properties (group A property) (approximately 16%) with legal title, which was the same as of December 31, 2018. Rental properties are carried at cost, which includes allocated construction costs and allocated original purchased land use right costs. These properties were recorded under the caption of “rental properties”.

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

As of June 30, 2019, group B properties had 130,049 square feet (12,082 square meters), or 9% of total properties, which was the same as of December 31, 2018.

Group C represents the properties with buy-back option transferred to SML during 2017 and 2018. Pursuant to the SML financing agreement (see Note 10, Property Financing Agreements Payable), SML will negotiate with each individual property owner who exercised their option to request the Company to buy back the property on a case by case basis and pay an agreed upon price to the property owner. SML will acquire the title to the property and settle with the previous owner and extend the buy-back option to May 15, 2020. The Company will honor the extended buy-back agreements and agreed to pay the same purchase price stated in the original buy-back agreements. SML will also negotiate with lease back owners and settle the balance due that the Company owed to lease owners. The Company will pay interest at 8% per annum of the balance (buy-back price and lease payment settlements) owed to SML. As of June 30, 2019, 86,251 square feet (8,013 square meters) of properties were owned by SML, which was the same as of December 31, 2018.

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

Expected future minimum rents to be received over the next five years and thereafter from leases in effect as of June 30, 2019 are as follows:

For the Twelve Months Ending June 30,	Amount in US$
2020	$664,896
2021	651,177
2022	311,510
2023	13,485
Total	$1,641,068

NOTE 6 –PROPERTY AND EQUIPMENT

Property and equipment are composed of the following:

	Estimated Useful Life	June 30, 2019	December 31, 2018
		(Unaudited)
Property and equipment	45 years	$221,379	$221,140
Office equipment	3-5 years	330,329	324,623
Business machinery and equipment	5-10 years	2,974,707	2,969,180
Auto	5 years	24,900	24,873
Improvement	5-10 years	10,129,839	10,118,913
Total properties, machinery and equipment		13,681,154	13,658,729
Less: accumulated depreciation and amortization		(13,141,091)	(13,024,140)
Property and equipment, net		$540,063	$634,589

Depreciation expense was $56,758 and $57,866 for the three months ended June 30, 2019 and 2018, respectively; $113,427 and $113,375 for the six months ended June 30, 2019 and 2018, respectively.

NOTE 7 - INTANGIBLE ASSETS

Intangible assets consist of the software used in management. The cost and related amortization are as follows:

		June 30,	December 31,
	Estimated Useful Life	2019	2018
		(Unaudited)
Management software	5 years	$26,162	$26,134
Less: accumulated amortization		(5,671)	(3,051)
Intangible assets, net		$20,491	$23,083

Amortization expense was $1,316 and $468 for the three months ended June 30, 2019 and 2018, respectively. Amortization expense was $2,648 and $470 for the six months ended June 30, 2019 and 2018, respectively.

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

Right of use (“ROU”) assets consist of the followings as of June 30, 2019 and December 31, 2018:

Right of Use Assets as of June 30, 2019 in US $

Lease Type	Property Group	Lease Units	ROU Assets	Accumulated Depreciation	ROU, Net
Financing lease	B	3	$219,275	$(211,064)	$8,211
Financing lease	D	4	247,997	(247,997)	-
Operating lease - Rental		1	599,642	(375,222)	224,420
Total		8	$1,066,914	$(834,283)	$232,631

Right of Use Assets as of December 31, 2018 in US $

Lease Type	Property Group	Lease Units	ROU Assets	Accumulated Depreciation	ROU, Net
Financing lease	B	4	$315,067	$(284,848)	$30,219
Financing lease	D	4	247,730	(237,948)	9,782
Operating lease - Rental	-	1	597,889	(214,985)	382,904
Total		9	$1,160,686	$(737,781)	$422,905

There were 1 and 15 lease-back leases that expired during the six months ended June 30, 2019 and the year ended December 31, 2018, respectively. The Company did not renew those leases.

Amortization of financing leases was $27,685 and $29,970 for the three months ended June 30, 2019 and 2018, respectively; $42,366 and $73,089 for the six months ended June 30, 2019 and 2018, respectively.

Operating lease expense was $78,455 and $0 for the three months ended June 30, 2019 and 2018, respectively; $156,972 and $0 for the six months ended June 30, 2019 and 2018, respectively.

The short-term rent lease expense was also included in operating lease expense. In addition to the above operating lease expense, short-term rental expense was $44,214 and $65,941 for the three months ended June 30, 2019 and 2018, respectively; $141,169 and $147,981 for the six months ended June 30, 2019 and 2018, respectively.

NOTE 9 - SHORT-TERM LOAN AND INTEREST RECEIVABLE

On June 28, 2018, DVBM entered into a loan agreement to lend RMB 50,000,000 or $7,265,647 (the “Principal”) to Zhong Ke Chuang Zhan Investment, Ltd, an independent third party (“ZKCZ”). The maturity date of the unsecured loan is June 30, 2019 (the “Maturity Date”). Interest shall accrue on the unpaid Principal amount of the loan from July 1, 2018 to September 30, 2018 at 2% per month and from October 1, 2018 to June 30, 2019 at 0.7% per month. Interest is calculated based on the daily principal balance of the loan and is payable at maturity with the principal. During the six months ended June 30, 2019, DVBM made an additional loan of approximately $2,570,000. As of June 30, 2019, the short-term loan principal was $9,712,109 and total accrued interest was $851,527.

On June 30, 2019, the Company signed a new loan agreement with ZKCZ to amend the loan amount from RMB 50,000,000 to RMB 75,000,000 and extend its maturity date to June 30, 2020.

The total of the Short-term loan and related interest receivable in the accompanying condensed unaudited consolidated balance sheets approximate its fair value because of the short-term maturity. Impairment is recognized on a loan when it is probable that the lender will be unable to collect all contractual payments as scheduled. As of June 30, 2019, no impairment has been recorded.

NOTE 10 – BANK LOANS PAYABLE

The following table sets forth the Company’s loans payable as of June 30, 2019 and December 31, 2018:

	June 30,	December 31,
Harbin Bank Loans	2019	2018
	(Unaudited)
Interest at 5.46% per annum, payable 07/18/2027	$56,255,822	$56,267,993
Interest at 7.08% per annum, payable 07/19/2024	4,158,627	4,348,878
Interest at 6.50% per annum, payable 12/20/2018	1,746,623	1,744,744
Interest at 6.50% per annum, payable 12/20/2018	1,601,071	1,599,349
Interest at 6.50% per annum, payable 09/12/2019	2,896,483	2,893,367
Interest at 6.50% per annum, payable 03/11/2020	1,490,453	-
Total Principal	68,149,079	66,854,331
Less:
Unamortized debt issuance cost in connection with Harbin Bank Loans	(368,291)	(395,397)
Total Bank Loans Payable	$67,780,788	$66,458,934

On July 20, 2014, the Company’s subsidiaries, DVPD entered into a 10-year loan agreement (the “RMB 390M Loan”) $56,765,254 (RMB 390,000,000 translated at June 30, 2019 exchange rate) long-term borrowing from Harbin Bank (the “Bank”). The RMB 390M Loan was used for “repayment of other bank loans, repayment of shareholder loans and renovations”. The RMB 390M Loan charges a floating rate of interest at 120% of the loan rate published by the People’s Bank of China for similar loans. Current benchmark rate for a business loan over 5 years is 4.9% per annum adjusted on October 24, 2015. The effective interest rate was 5.88% for the three months ended June 30, 2019 and 2018; 5.88% for the six months ended June 30, 2019 and 2018. Originally, the RMB 390M Loan was to mature on June 19, 2024. On August 17, 2017, the Bank agreed to the following: (i) to extend the maturity date of the RMB 390M Loan from July 19, 2024 to July 18, 2027; (ii) to extend the initial monthly repayment date from August 20, 2017 to July 20, 2020, however, during the extended period, the Company has to repay principal of $72,776 (RMB 500,000 translated at June 30, 2019 exchange rate) per quarter plus monthly interest; and (iii) add Mr. Alex Brown, the controlling shareholder and founder of VCI, as a joint and several guarantor. The RMB 390M Loan agreement includes customary events of default, including DVPD’s failure to pay any principal or interest when due, becoming insolvent, or ceasing operations, or if there is a material adverse change in the assets, business, commitments, or prospects of DVPD. Upon the Bank’s declaration of an event of default under the Loan agreement, they can demand payment in full of all outstanding principal and accrued interest.

According to the loan agreement with the bank dated August 17, 2017, the Company has to pay to the bank the quarterly principle plus monthly interest through the first quarter of 2019, of $918,000 The Company, however, did not make such payment as of June 30, 2019, which can be considered as an event of default. The Bank and the Company have verbally agreed that the outstanding principle and interest will be paid by March 31, 2020.

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

On March 24, 2015, DVPD entered into a loan agreement (the “RMB 50M Loan”) for a $7,277,597 (RMB50,000,000 translated at June 30, 2019 exchange rate) long-term borrowing from the Bank. The RMB 50M Loan was used for “renovations”. The RMB 50M Loan charges a floating rate of interest at 120% of the loan rate published by the People’s Bank of China. The current benchmark rate for a business loan over 5 years is 4.9% per annum adjusted on October 24, 2015. The effective interest rate for the three months ended June 30, 2019 and 2018 was 5.88% and 5.91%, respectively; 5.90% and 5.91%, respectively, for the six months ended June 30, 2019 and 2018. The maturity date of the RMB 50M Loan is July 19, 2024. The RMB 50M Loan Agreement includes customary events of default, including DVPD’s failure to pay any principal or interest when due, becoming insolvent, or ceasing operations, or if there is a material adverse change in the assets, business, commitments, or prospects of DVPD. Upon the Bank’s declaration of an event of default under the loan agreement, the Bank Loan can demand payment in full of all outstanding principal and accrued interest.

According to the loan agreement with the bank dated March 24, 2015, the Company has paid to the bank the principle quarterly plus related monthly interest through the first quarter of 2019. The Company, however, did not pay the principle and interest in the amount of approximately $126,000 during the second quarter ended June 30, 2019, which can be considered as an event of default.

The Bank and the Company have verbally agreed that the outstanding principle and interest will be paid by March 31, 2020.

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

On December 21, 2017, DVPD entered into a liquidity loan agreement (the “RMB 23M Loan”) for a principal amount of $3,347,694 (RMB 23,000,000 translated at June 30, 2019 exchange rate) from Harbin Bank (the “Bank”) with interest at 6.5%, payable monthly. The RMB 23M Loan is used for short term liquidity needs. On December 28, 2017, DVPD borrowed $1,746,623 (RBM 12,000,000 translated at June 30, 2019 exchange rate). The term of the loan was one year and was due on December 20, 2018. On January 19, 2018, DVPD borrowed an additional $1,601,071 (RBM 11,000,000 translated at June 30, 2019 exchange rate). DVPD may choose to extend the term of the loan after obtaining prior written consent from the Bank at least 15 days prior to the maturity date. Currently, the loan agreement includes customary events of default, including DVPD’s failure to pay any principal or interest when due, becoming insolvent, or ceasing operations, or if there is a material adverse change in the assets, business, commitments, or prospects of DVPD. Upon the bank’s declaration of an event of default under the loan agreement, the Bank can demand repayment in full of principal and accrued interest. The Loan also prohibits the payment of dividends. The RMB 23M loan is secured by the same collateral as the RMB 50M loan and is guaranteed jointly by DVBM and Sino Pride. The Company did not make repayment at the due date and is currently in default. As of June 30, 2019, the Company has negotiated with the Bank and agreed to pay back the RMB 23M loan in March, 2020.

On September 27, 2018, DVPD borrowed $2,891,727 (RMB19,900,000 translated at June 30, 2019 exchange rate) in a short-term loan from Harbin Bank. The loan requires interest at 6.50% per annum and expires on September 12, 2019. The use of loan proceeds is restricted to pay principal and interest amounts owed to Harbin Bank.

On March 26, 2019, DVPD borrowed $1,490,452 (RMB10,240,000) in a short-term loan from Harbin Bank. The loan requires interest at 6.50% per annum and expires on March 11, 2020. The use of loan proceeds is restricted to pay principal and interest amounts owed to Harbin Bank.

The weighted average short-term loan balance consisting of loans from financial institutions was $1,951,524 and $921,051 for the three months ended June 30, 2019 and 2018, respectively. The weighted average short-term loan balance consisting of loans from financial institutions was $3,560,136 and $1,639,604 for the six months ended June 30, 2019 and 2018, respectively. The weighted average interest rate for short term loans was 6.50% and 6.50% per annum for the three months ended June 30, 2019 and 2018, respectively. The weighted average interest rate for short term loans was 6.48% and 6.50% per annum for the six months ended June 30, 2019 and 2018, respectively.

For the three months ended June 30, 2019 and 2018, interest expense incurred for the above loans, including amortization of debt issuance costs amounted to $1,055,274 and $1,055,881, respectively. For the six months ended June 30, 2019 and 2018, interest expense incurred for the above loans, including amortization of debt issuance costs amounted to $2,098,494 and $2,093,545, respectively.

Debt Maturities

As of June 30, 2019, scheduled maturities of the Company’s outstanding bank loans were as follows:

Twelve Months Ended June 30,
2020	$56,255,822
2021	4,158,627
2022	1,746,623
2023	1,601,071
2024	2,896,483
Thereafter	1,490,453
Total debt maturities	68,149,079
Less:
Net unamortized debt issuance costs	(368,291)
Total debt obligations	$67,780,788

NOTE 11 – PROPERTY FINANCING AGREEMENTS PAYABLE

Property financing agreements payable consists of the following as of June 30, 2019 and December 31, 2018.

	June 30,	December 31,
	2019	2018
	(Unaudited)
Buy-back financing agreements	$46,535,950	$46,438,364
SML financing agreements	34,816,640	33,529,953
Net unamortized SML financing cost	(45,011)	(63,697)
Total property financing agreements, net	$81,307,579	$79,904,620

Buy-back Financing Agreements

As of June 30, 2019, 216,230 square feet (20,096 square meters) of total properties (15%), which are included group B and group C properties-the properties transferred to SML) were sold to various unrelated individuals and entities with a buy-back option. The majority of these properties was sold in the period from 1998 to 2012. The date of buy-back options ranged from 2014 to 2018.

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

Detailed information on property buy-back financing agreements payable in group B as of June 30, 2019 and December 31, 2018 as follows.

	Units	Square Feet	Selling Price	Buy-Back Price	Property Financing Agreement Payable

June 30, 2019
Effective agreements	7	2,454	867,155	1,184,997	1,145,031
Past due agreements	486	127,552	37,236,507	45,386,804	45,390,919
Total financing agreements	493	130,006	38,103,662	46,571,801	46,535,950

December 31, 2018
Effective agreements	14	5,047	$1,765,972	$2,501,614	$2,420,513
Past due agreements	479	124,959	36,322,719	44,030,955	44,017,851
Total financing agreements	493	130,006	38,088,691	46,532,569	46,438,364

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

Property financing agreements payable will be derecognized when the buy-back amount is fully paid. In the case of settlement, the remaining unpaid balance will be reclassified from buy-back payable to other payables. The amount recorded as buy-back payables reclassified to other payables was $4,207,403 and $4,186,382 as of June 30, 2019 and December 31, 2018, respectively.

Following table set forth the expiration of buy-back options (group B properties) and the buy-back amount.

Future Expiration	Units	Amount
Past due as of 06/30/2019	486	$45,386,804
6/30/2020	3	561,408
6/30/2021	2	367,067
6/30/2022	2	256,522
6/30/2023	-	-
Total	493	$46,571,801

SML Agreement

On December 29, 2017, the Company entered into an agreement “Strategy Cooperation Agreement”, as amended on February 22, 2018 (the “SML Agreement”) with Dalian Sheng Ma Lin Trading Ltd. (“SML”). Pursuant to the SML Agreement, SML will negotiate with each individual property owner who exercised their option to request the Company to buy back the property on a case by case basis and pay an agreed price to such owner. SML will subsequently become the owner of the property and the Company has agreed to buy back the property at the initial price under the buy-back option with the previous owner no later than May 15, 2020. The Company also agreed to pay interest of 8% per annum commencing on January 1, 2018. In addition, SML will settle the lease-back payables under the lease-back agreements with each individual property owner and the Company agrees to pay SML the amount of rent payable under the lease-back plus annual interest of 8% commencing on January 1, 2018. The SML Agreement helps the Company to temporarily relieve part of the pressure from disputes and expedite the settlements which will help Company to improve its credit and financial position so that the Company can focus on the business and renovation. However, if the Company fails to carry out the renovation, or the renovation is not successful, the Company may not have enough funds to buy back the properties from SML or pay the lease-back amounts owed to SML before May 15, 2020, and the Company may not be able to continue its operations or business. SML has no relationship or affiliation with the Company other than the SML agreement. As of June 30, 2019, the properties with buy-back options totaled 319 units, 86,244 square feet (8,013 meters) were included in the SML Agreement.

Amounts under the SML Agreement as of June 30, 2019 and December 31, 2018 consist of following:

	June 30, 2019	December 31, 2018
Buy-back related cases: including historical buy-back remaining balance	$27,024,862	$26,995,786
Lease-back related cases: including historical lease-back payable remaining balance	4,073,465	4,069,082
Accrued interest payable to SML	3,718,313	2,465,085
Total SML financing agreements	$34,816,640	$33,529,953

NOTE 12 – Account Payable and accrued liabilities

Accounts payable and accrued liabilities consist of the following:

	June 30,	December 31,
	2019	2018
	(Unaudited)
Accounts payable	$3,307,973	$2,839,967
Wages and employee benefit payable	511,121	370,151
Taxes payable*	853,173	584,693
VAT payable	659,638	455,962
Bank loan interest payable	1,310,181	496,831
Total accounts payable and accrued liabilities	$6,642,086	$4,747,604

* Taxes payable consist of the following:

	June 30,	December 31,
	2019	2018
	(Unaudited)
Individual income taxes	$25,773	$30,674
Business taxes	161,964	136,725
Property and land use taxes	392,996	253,226
Tax penalties	183,955	90,473
Other surcharge and fees	88,485	73,595
Total	$853,173	$584,693

As of June 30, 2019 and December 31, 2018, the Company’s taxes payable includes property tax, land use right taxes, income tax, taxes related to rental and other taxes in the aggregate amount of $853,173 and $584,693, respectively. In accordance with Chinese tax authorities and tax laws, the Company accrued tax penalties payable of $183,955 and $90,473 as of June 30, 2019 and December 31, 2018, respectively.

NOTE 13 – LEASE LIABILITIES

Leases liabilities consisted of following as of June 30, 2019.

Lease Type	Property Group	Lease Units	Lease Payable
Financing lease	B	3	$127,005
Financing lease	D	4	27,943
Operating lease	Office rent	1	241,733
Total		8	$396,681

Leases liabilities consisted of following as of December 31, 2018.

Lease Type	Property Group	Lease Units	Lease Payable
Financing lease	B	4	$176,902
Financing lease	D	4	38,878
Operating lease	Office rent	1	396,345
Total		9	$612,125

For the six months ended June 30, 2019, 1 lease-back lease expired. For the year ended December 31, 2018, 15 lease-back leases expired. The Company did not renew those leases. The unpaid lease liability was recorded as “Other payables” in the accompanying consolidated financial statements. Accumulated unpaid lease-back liabilities were $5,520,308 and $5,456,883 as of June 30, 2019 and December 31, 2018, respectively.

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

Financing lease expenses consisted of (i) amortization of the ROU asset; (ii) interest expense of the lease liability and (iii) other one-time payments including late payment reimbursement. The Company incurred $27,685 and $29,970 of amortization of ROU assets for the three months ended June 30, 2019 and 2018, respectively; $42,366 and $73,089 of amortization of ROU assets for the six months ended June 30, 2019 and 2018, respectively. The Company incurred $1,170 and $29,970 of interest expense in connection with financing leases for the three months ended June 30, 2019 and 2018, respectively; $1,973 and $32,612 of interest expense in connection with financing leases for the six months ended June 30, 2019 and 2018, respectively. The Company incurred additional expenses of ($2,071) and $1,240,00 in connection with the lease-back operations for the three months ended June 30, 2019 and 2018, respectively; 5,038 and $3,536,610 in connection with the lease-back operations for the six months ended June 30, 2019 and 2018, respectively. The expenses during the three months and six months ended June 30, 2019 were mainly caused by unpaid balance of lease-back payables and buy-back payables, such as additional rental payments, late payment reimbursements and taxes paid on behalf of the property owners.

Operating lease expense was $78,517 and $81,846 for the three months ended June 30, 2019 and 2018, respectively; $156,972 and $81,846 for the six months ended June 30, 2019 and 2018, respectively. The short-term rent lease expense was also included in operating lease expense. In addition to the above operating lease expense, short-term rental expense was $44,214 and $65,941 for the three months ended June 30, 2019 and 2018, respectively; $141,169 and $147,981 for the six months ended June 30, 2019 and 2018, respectively.

Future minimum lease-back payables at June 30, 2019 were as follows:

For the Twelve Months Ending	Lease Units*	Square Feet	Minimum Lease Payable
June 30, 2020	7	1,485	$17,046
June 30, 2021	2	108	461
Total future minimum lease payable			$17,507

* Lease units represent total leases during the periods

Sino Pride leases office space under an operating lease agreement which expires March 26, 2020. The future minimum rental payments are as follows:

Twelve Months Ended June 30,	243,115
2020	$243,115

NOTE 14 – OTHER PAYABLES

Other payables consist of the following:

	June 30,	December 31,
	2019	2018
	(Unaudited)
Tenants deposits payable	$2,674,775	$2,652,706
Tenants escrow account	830,101	1,607,935
Guaranteed rent payable	286,702	286,394
Expired lease-back payable	5,520,308	5,456,883
Buy-back payable	4,207,403	4,186,382
Accrued liabilities for additional payable from litigation	4,805,518	4,800,348
Union, housing, heating and others	751,690	604,227
Total Other Payables	$19,076,497	$19,594,875

NOTE 15 – RELATED PARTY TRANSACTIONS

The Company has been financing its operations by borrowing funds from Sino Pride and DVDC, the holder of the 20% non-controlling equity interest of DVPD.

Loan payable to related party consists of following as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
	(Unaudited)
Loan payable to DVDC	$10,735,328	$10,723,778
Due to related individual	832,367	792,502
Loan payable to related parties	$11,567,695	$11,516,280

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

Loan payable to DVDC consists of following at June 30, 2019 and December 31, 2018.

	June 30, 2019	December 31, 2018
	(Unaudited)
Loan principal	$13,200,000	$13,200,000
Advance payments for infrastructure construction	(5,685,747)	(5,685,747)
Other payable to DVDC	215,136	215,136
Net loan payable to DVDC	7,729,389	7,729,389
Foreign exchange effect	3,005,939	2,994,389
Net loan payable to DVDC	$10,735,328	$10,723,778

Accrued interest expense – related parties was $134,180 and $133,931 for the three months ended June 30, 2019 and 2018, respectively; $268,376 and $262,755 for the six months ended June 30, 2019 and 2018, respectively. Total accrued interest payable to related parties was $11,398,826 and $11,121,817 at June 30, 2019 and December 31, 2018, respectively.

Due to Related Individual

The spouse of our major shareholder provided working capital for our US office expenses. As of June 30, 2019, and December 31, 2018, the amount due to this individual was $832,367 and $792,502, respectively. The amount due earns no interest and is due on demand.

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

Loans, repayments and accrued interest payable to Sino Pride as of June 30, 2019 are as followed:

Loan Payable to Sino Pride
Loan balance at December 31, 2017	$13,503,748
Repayment in 2018	(200,000)
Loan balance at December 31, 2018	13,303,748
Repayment in the six months ended June 30, 2019	-
Loan balance at June 30, 2019	$13,303,748

Interest Payable to Sino Pride
Interest payable at 12/31/2017	$7,451,973
Accrued interest in 2018	1,079,968
Repayment in 2018	-
Interest payable at December 31, 2018	8,531,941
Accrued interest in the six months ended June 30, 2019	539,542
Repayment in the six months ended June 30, 2019	-
Interest payable at June 30, 2019	$9,071,483

The above inter-company loan payable of $13,303,748 and $13,303,748, and accrued interest payable of $9,071,483 and $8,531,941 at June 30, 2019 and December 31, 2018, respectively, have been eliminated in the accompanying consolidated financial statements. The interest expense of $269,771 and $267,075 for the three months ended June 30, 2019 and 2018, respectively, and the interest expense of $539,542 and $533,076 for the six months ended June 30, 2019 and 2018, respectively, have been eliminated in the accompanying consolidated financial statements.

Loan Payable to Shareholder/Due to Shareholder

Due to shareholder represents the investment amount that Sino Pride received from its former shareholders, which was assigned to the Company’s current major shareholder, Mr. Alex Brown. Loan payable to shareholder was $65,292,851 and $64,151,148, respectively, at June 30, 2019 and 2018. During the six months ended June 30, 2019 and 2018, Mr. Alex Brown advanced $949,420 and $529,899 to the Company, respectively. The balance due to shareholder bears no interest and is payable on demand.

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

As of June 30, 2019 and December 31, 2018, DVPD, DVBM and Sino Pride had a combined net foreign operating loss carry forwards of approximately $55,318,151 and $81,125,753, respectively that may be available to reduce future years’ taxable income. These foreign losses may not offset US income taxes in the future. Management believes that it appears more likely than not that the Company will not realize these tax benefits.

As of June 30, 2019 and December 31, 2018, VCM had approximately $1,983,210 and $1,155,570 net operating loss carryforwards, respectively. In the U.S net operating losses incurred prior to December 31, 2017, can be carried forward 20 years. Under the TCJA, net operating losses can be carried forward indefinitely. The Company has no operating income in the US as of the date of reporting. Management believes that it appears more likely than not that the Company will not realize these tax benefits. VCM’s tax return for the years ended December 31, 2017 and 2018 are open to IRS inspection.

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

At June 30, 2019 and December 31, 2018, deferred tax assets consisted of:

	June 30,	December 31,
	2019	2018
	(Unaudited)
Net operating loss carry forwards
Foreign operations	$14,410,888	$18,153,562
US Operations	416,474	242,670
Valuation allowance	(14,827,362)	(18,396,232)
Deferred tax assets - net	$-	$-

The valuation allowance was increased by $1,815,795 and $642,952 for the six months ended June 30, 2019 and 2018, respectively.

The provisions for income taxes for the three months and six months ended June 30, 2019 and 2018 are summarized as follows:

	June 30,	June 30,
	2019	2018
	(Unaudited)	(Unaudited)
Current	$-	$-
Deferred	1,815,795	642,952
Change in valuation allowance	(1,815,795)	(642,952)
Total	$-	$-

The reconciliation of the Company’s effective tax rate as a percentage of income before taxes and Federal statutory rates for the three months ended June 30, 2019 and 2018, respectively, is as follows:

China	June 30, 2019	June 30, 2018
US statutory tax rate	21.00%	21.00%
Tax rate difference	4.00%	4.00%
Changes in valuation allowance	-25.00%	-25.00%
Effective rate	0.00%	0.00%

Hong Kong	June 30, 2019	June 30, 2018
US statutory tax rate	21.00%	21.00%
Tax rate difference	-4.50%	-4.50%
Changes in valuation allowance	-16.50%	-16.50%
Effective rate	0.00%	0.00%

NOTE 17– STOCKHOLDERS’ EQUITY

Initial Public Offering

Pursuant to the Registration Statement on Form S-1 initially filed with the SEC on November 7, 2018, which was declared effective on February 14, 2019, the Company closed its initial public offering on March 28, 2019. As of March 28, 2019, there were total of 30 individual investors that signed “Subscription Agreements” to purchase the shares of the Common Stock of the Company. The offering price was $1 US dollar per share with par value of $0.0001. Total of 1,011,000 shares were purchased by these 30 investors. As of April 15, 2019, the Company received all proceeds from the investors in the amount of $1,011,000.

NOTE 18 - STATUTORY RESERVE

Pursuant to the PRC law, entities must make appropriations from after-tax profits to a non-distributable “statutory surplus reserve fund”. Subject to certain cumulative limits, the “statutory surplus reserve fund” requires annual appropriations of 10% of after-tax profit until such appropriations reach 50% of the registered capital (as determined under accounting principles generally accepted in the PRC (“PRC GAAP”) at each yearend). DVPD and DVBM have not made any appropriations to the statutory reserve as of June 30, 2019 and December 31, 2018 as DVPD and DVBM as they have not yet generated any after-tax profits.

NOTE 19 – NON-CONTROLLING INTEREST

Non-controlling interest represents DVDC’s 20% equity ownership interest in DVPD and DVPD’s operating results including its 5% equity ownership interest in DVBM. Non-controlling interest consisted of the following as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
	(Unaudited)
Non-controlling interest at beginning of the period	$(43,368,813)	$(43,268,669)
Net loss	(778,625)	(971,370)
Change in foreign currency translation adjustment	853,304	1,997,942
Non-controlling interest at the end of the period	$(43,294,134)	$(42,242,097)

NOTE 20 - COMMITMENTS AND CONTINGENCIES

Country Risk

Our PRC subsidiaries are subject to laws and regulations applicable to various laws and regulations generally applicable to companies in China. As the Company’s principal operations are conducted currently in the PRC, it is subject to contingencies and risks not typically associated with companies in North America and Western Europe. These risks include, among others, risks associated with the political, economic and legal environments and foreign currency exchange limitations encountered in the PRC. The Company’s results of operations may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, among other things. The recent political unrest in Hong Kong can have negative impact for our operations there. However, due to the fact that our major operations are based in Dalian, China and the operations in Hong Kong are primary administrative in nature, the Company believes the financial impact from the unrest would be minimal.

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

Lease

Sino Pride leases office space under an operating lease agreement which will expire on March 26, 2020. The future minimum rental payments are as follows:

Twelve Months Ended June 30,	243,115
2020	$243,115

Legal Proceedings

As of June 30, 2019, the Company had property financing agreements payable of $81,307,579, lease liabilities payable of $396,681, lease-back payables past due of $5,520,308, unpaid balances in connection with property buy-backs of $4,207,203. As of June 30, 2019, there were total of 543 lawsuits against the Company in Dalian City, China. Litigants claimed that the Company did not buy back the property pursuant to the sales contract or the Company did not pay the lease-back rental payments on time. These claims amounted to $24,586,713 (RMB 168,920,550 translated at the June 30, 2019 exchange rate). These payables were included in and reported under the caption of “Property financing agreements payable”, “Lease liabilities payable” and “Other payables”. In connection with the progress of these cases, the Company accrued $4,805,518 as of June 30, 2019 for possible extra litigation charges. The Company records the related attorney fees when invoiced. The attorney fees in connection with these cases was $3,550 and $31,784 for the three months ended June 30, 2019 and 2018, respectively; $3,550 and $98,218 for the six months ended June 30, 2019 and 2018, respectively.

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

As of June 30, 2019, the Company has discussed with the respective individuals to settle the issue with the Company by either paying the loan back to the bank or providing its own assets as collateral so as to release the Company’s property as collateral by December 31, 2019. The Company would take the legal actions again the individuals if they fail to adopt either action by the same deadline.

NOTE 21 – CONCENTRATION OF CREDIT RISK

The Company maintains cash balances in various banks in China and the Special Region of Hong Kong. Per regulation of PRC, the maximum insured bank deposit amount is approximately $72,700 (RMB 500,000) for each financial institution. As of June 30, 2019, the Company’s uninsured cash balance was zero.

The Company receives rental and management fee income from approximately 700 tenants. Revenue from the top ten tenants accounted for 19.72% and 21.33% of total revenue, for the six months ended June 30, 2019 and 2018, respectively. No individual tenant’s revenue accounts for more than 10% of the total revenue in the above periods.

NOTE 22 - SUBSEQUENT EVENTS

Lawsuits

Subsequent to June 30, 2019, 8 new lawsuits with new claims amounting to $283,067 were filed against the Company. As of Aug. 6, 2019, there were a total of 551 lawsuits against the Company in Dalian City, China. Litigants claimed that the Company did not buy back the properties pursuant to the sales contracts or the Company did not pay the promised lease-back rental payments on time. These claims amounted to $24,349,252 (RMB170,907,398). Management believes that the amount claimed by these litigants approximates the amount that the Company has already recorded under the caption of “Property financing agreements payable”,” Lease liabilities payable” and “Other payables” in the accompanying consolidated financial statements.

Claims of Lawsuits as of August 6, 2019

	Store Unit	Square Feet	Contract Amount in US$
Property buy- back related issues	241	51,870	$19,821,479
Leases and leases back related issues	239	47,721	2,803,442
Other issues	71	13,019	1,724,331
Total	551	112,610	$24,349,252

As of August 6, 2019, the Company settled the following cases.

Resolved cases as of August 6, 2019	Total Resolved Cases	Cases Resolved in the Six Months Ended June 30, 2019	Resolved after June 30, 2019
Property buy- back related issues	214	159	-
Leases and leases back related issues	215	111	2
Other issues	54	41	2
Total resolved cases	483	311	4

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial for the six months ended June 30, 2019 and 2018 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. See “Cautionary Note Concerning Forward-Looking Statements” on page ii.

Overview

Victory Commercial Management Inc. (hereinafter referred to as the “Company”, “VCM”) was incorporated on July 5, 2017 under the laws of Nevada. On July 13, 2017, VCM formed a wholly-owned subsidiaries, Victory Commercial Investment Ltd. (“VCI”) under the laws of British Virgin Islands.

Dalian Victory Plaza Development Co. Ltd. (“DVPD”) was incorporated on March 29, 1993 as a joint venture under the laws of the People’s Republic of China (“PRC” or “China”), 80% of the equity interest of DVPD is owned by Sino Pride and 20% is owned by Dalian Victory Development Co., Ltd (“DVDC”), a state owned enterprise in China. Dalian Victory Business Management Co. Ltd. (“DVBM”) was incorporated on September 12, 2000 as a joint venture under the laws of PRC. 95% of the equity interest of DVBM is owned by Sino Pride and 5% is owned by DVDC. Dalian Victory Property Management Co. Ltd. (“DVPM”) is 100% owned by Sino Pride. VCM controls DVPD, DVBM and DVPM via ownership structures.

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

The following table summarizes ownership of Dalian Victory Plaza Shopping Center as of June 30, 2019:

			% of Total	Square	% of Total Square
Group	Description of Property	Units	Units	Feet	Feet
A	Properties 100% owned	433	14%	240,455	16%
B	Sold properties required to be repurchased - option exercised	495	16%	130,394	9%
C*	Properties with buy- back options transferred to SML - 2017 and 2018	319	10%	86,251	6%
D	Properties sold	1,926	60%	1,023,519	69%

Total Properties		3,173	100%	1,480,619	100%

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

Group A represents property that the Company owns 100% ownership. Group B represents property we sold to individual owners with requirement to be repurchased and options were exercised. Group C represents property owned by SML but the Company is still liable under the buy-back options. Pursuant to the SML Agreement, the Company is required to buy back the properties plus interest at 8%, no later than May 15, 2020. Group D presents property we sold to various individual owners without additional rights attached.

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

Factors That May Influence our Future Results

We generate our revenues primarily from rental and management fee income from tenants under existing leases at Victory Plaza. The management fee income is mainly for property management, maintenance and repair, and security, and is recognized over the terms of the lease. The amount of rental income and management fee income we received was primarily due to our ability to maintain or increase rental rates and occupancy rates of rental properties. Factors that could affect our rental income include (i) changes in the economic environment; (ii) local competition from other shopping space similar to our shopping mall; (iii) the attractiveness of renal space after the renovation of our shopping mall; (iv) the financial stability of our tenants; (v) trend of market rental rates; and (vi) the development of local transportation.

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

Comparison of Results of Operations for the Three Months Ended June 30, 2019 and 2018

Revenues

Our revenues, which consist of property rentals, property management fees and other income, were $2,198,140 for the three months ended June 30, 2019, compared to $2,797,559 for the three months ended June 30, 2018, a decrease of $599,419, or 21%.

	For the Three Months Ended June 30,
	2019	2018	$ change	% change
Revenues
Rental income	$782,784	$912,864	$(130,080)	-14%
Management fee income	1,216,510	1,618,303	(401,793)	-25%
Other income	198,846	266,392	(67,546)	-25%
Total revenues	$2,198,140	$2,797,559	$(599,419)	-21%

Rental income was $782,784 for the three months ended June 30, 2019, a decrease of $130,080, or 14%, compared to rental income of $912,864 for the three months ended June 30, 2018. The decrease in rental income was primarily due to the increase in vacancy rates. The vacancy rate was 45.69% at the end of June 2019, compared to 18.37% for the three months ended June 30, 2018. The economy in China is not performing as well. Other factors including the fact that we are in the process of performing renovation and the transformation of purchasing pattern due to on-line shopping.

Management fee income for the three months ended June 30, 2019 was $1,216,510, a decrease of $401,793, or 25%, compared to management fee income of $1,618,303 for the three months ended June 30, 2018. The decrease in management fee income was primarily due to the collections from certain long disputed outstanding amounts in 2018 and the increased vacancy rates in 2019.

Other income for the three months ended June 30, 2019 was $198.846, a decrease of $67,546, or 25%, compared to the other income of $266,392 for the three months ended June 30, 2018. The decrease in other income was primarily due the decrease in net utility income received from tenants due to higher vacancy rates.

Operating Expenses

	For the Three Months Ended June 30,
	2019	2018	$ change	% change
Operating expenses
Selling expenses	$1,105,399	$1,152,273	$(46,874)	-4%
Depreciation and amortization	326,355	353,208	(26,853)	-8%
Lease expenses	17,225	1,240,400	(1,223,175)	-99%
Payroll and payroll related expenses	519,648	416,478	103,170	25%
Business taxes	135,379	140,948	(5,569)	-4%
Operating lease expenses	122,731	147,787	(25,056)	-17%
Other general and administrative expenses	3,674,625	224,879	3,449,746	1,534%
Total operating expenses	$5,901,362	$3,675,973	$2,225,389	-61%

Selling expenses were $1,105,399 for the three months ended June 30, 2019, a decrease of $46,874, or 4%, compared to $1,152,273 for the three months ended June 30, 2018. The decrease in selling expenses for the three months ended June 30, 2019 was primarily due to a decrease in payroll, related payroll taxes and utilities.

Depreciation and amortization expenses were $326,355 for the three months ended June 30, 2019, a decrease of $26,853, or 8%, compared to depreciation and amortization expenses of $353,208 for the three months ended June 30, 2018. The decrease in depreciation and amortization expenses was primarily due to the expiration of leases and derecognition of right-of-use (“ROU”) assets during the three months ended June 30, 2019.

Lease expenses consists of lease-back expenses and additional lease payments resulting from late payment or settlement payments to the property owners. Lease expense was $17,225 for the three months ended June 30, 2019, a decrease of $1,223,175 or 99%, compared to $1,240,400, or a decrease of $8,016 or 32%, compared to $25,241, for the three months ended June 30, 2018. The sizable reduction in lease expense for the three months ended June 30, 2019 was primarily due to an accrued lease expense for additional possible litigation charges of $1,215,159 in the three months ended June 30, 2018.

Payroll and payroll related expenses were $519,648 for the three months ended June 30, 2019, an increase of $103,170, or 25%, compared to payroll and payroll related expenses of $416,478 for the three months ended June 30, 2018. The increase in payroll and payroll related expenses were primarily due to a $78,519 increase in our Hong Kong office operations and a $54,530 increase in our U.S. office operations.

Business taxes consists of value added tax (“VAT”), taxes related to rental, property tax, land use rights tax and other surcharges and fees. Business taxes were $135,379 for the three months ended June 30, 2019, a decrease of $5,569, or 4%, as compared to business taxes of $140,948 for the three months ended June 30, 2018.

The operating lease expenses were $122,731 for the three months ended June 30, 2019, a decrease of $25,056, or 17%, compared to the operating lease expenses of $147,787 for the three months ended June 30, 2018. The decrease in operating lease expense was primarily due to the higher expense for the director’s office in Hong Kong in 2018.

Other general and administrative expenses were $3,674,625 for the three months ended June 30, 2019, an increase of $3,449,746, or 1534%, compared to other general and administrative expenses of $224,879 for the three months ended June 30, 2018. The increase in other general and administrative expenses was primarily due to the allowance for bad debt expenses that increased $3,272,178.

Other Income (Expenses)

	For the Three Months Ended June 30,
	2019	2018	$ change	% change
Other income (expenses)
Interest income	$207,878	$120,264	$87,614	73%
Interest - loans	(1,055,274)	(1,055,881)	607	0%
Interest - ROU and other capitalized liabilities	(649,039)	537,956	(1,186,995)	-221%
Interest - related parties	(134,180)	(130,931)	(3,249)	2%
Gain (loss) from foreign currency transactions	(524,372)	(1,103,927)	579,555	-52%
Gain (loss) on disposal of fixed assets	(12)	-	(12)	0%
Other income	7,411	724,528	(717,117)	-99%
Total other (expenses), net	$(2,147,588)	$(907,991)	$(1,239,597)	137%

Interest income was $207,878 for the three months ended June 30, 2019, an increase of $87,614, compared to interest income of $120,264 for the three months ended June 30, 2018. Increase in interest income mainly resulted from interest charged on the short-term loan receivable for the three months ended June 30, 2019.

Interest – loans was $1,055,274 for the three months ended June 30, 2019, a decrease of $607, or 0%, compared to $1,055,881 for the three months ended June 30, 2018.

Interest – ROU and other capitalized liabilities was $649,039 for the three months ended June 30, 2019, an increase of $1,186,995 or 221%, compared to ($537,956) for the three months ended June 30, 2018. The fluctuation in interest was due to the adjustment of approximately $600,000 made in the second quarter of the fiscal year of 2018 to reverse the recording made during the first quarter of 2018.

Interest – related parties was $134,180 for the three months ended June 30, 2019, an increase of $3,249, or 2%, compared to $130,931 for the three months ended June 30, 2018.

Loss from foreign currency transactions was $524,372 for the three months ended June 30, 2019, a decrease of $579,555, or 52%, compared to $1,103,927 for the three months ended June 30, 2018. Decrease of loss from foreign currency transactions mainly resulted from the higher exchange rate in the second quarter of 2019 than that in the second quarter of 2018.

The unpaid loan balance to Sino Pride, a related party, was approximately $13 million. This loan and related interest payable are denominated in US dollars. The Company uses the bank spot exchange rate to record proceeds and repayments in RMB on the Company’s books. By the end of the period, the loan balance and interest payable in US dollars is translated to RMB recorded on Company’s books. The gain or loss will be recognized in the statements of operations. $524,372 currency exchange loss in the three months ended June 30, 2019 was primarily due to the change of US$/RMB rate. As of June 30, 2019, one US dollar translated to RMB 6.8704, while at June 30, 2018, one US dollar translated to RMB 6.6195. Exchange loss means that the Company needs more RMB to repay the loan and interest payable denominated in the US dollar due to the change of the exchange rates.

Other income was $7,411 for the three months ended June 30, 2019, compared to $724,528 for the three months ended June 30, 2018. The other income of $724,528 in 2018 was mainly from a property tax relief refund of $723,475 paid in the previous years.

As a result of the above-mentioned discussion, the Company’s net loss was $5,850,810 for the three months ended June 30, 2019, an increase of $4,064,405, or 228%, compared to net loss of $1,786,405 for the three months ended June 30, 2018.

Comparison of Results of Operations for the Six Months Ended June 30, 2019 and 2018

Revenues

Our revenues, which consist of property rentals, property management fees and other income, were $4,384,645 for the six months ended June 30, 2019, compared to $5,322,322 for the six months ended June 30, 2018, a decrease of $937,677, or 18%.

	For the Six Months Ended June 30,
	2019	2018	$ change	% change
Revenues
Rental income	$1,567,497	$1,899,585	$(332,088)	-17%
Management fee income	2,480,448	2,976,834	(496,386)	-17%
Other income	336,700	445,903	(109,203)	-24%
Total revenues	4,384,645	5,322,322	(937,677)	-18%

Rental income was $1,567,497 for the six months ended June 30, 2019, a decrease of $332,088, or 17%, compared to rental income of $1,899,585 for the six months ended June 30, 2018. The decrease in rental income was primarily due to the increase in vacancy rates. The vacancy rate was 45.69% at the end of June 2019, compared 18.37% for the six months ended June 30, 2018.

Management fee income for the six months ended June 30, 2019 was $2,480,448, a decrease of $496,386, or 17%, compared to management fee income of $2,976,834 for the six months ended June 30, 2018. The decrease in management fee income was primarily due to the collections from certain long disputed outstanding amounts in 2018, and the increased vacancy rate in 2019.

Other income for the six months ended June 30, 2019 was $336,700, a decrease of $109,203, or 24%, compared to the other income of $445,903 for the six months ended June 30, 2018. The decrease in other income was primarily due the decrease in net utility income received from tenants.

Operating Expenses

	For the Six Months Ended June 30,
	2019	2018	$ change	% change
Operating expenses
Selling expenses	$2,348,808	$2,549,947	$(201,139)	-8%
Depreciation and amortization	646,330	717,923	(71,593)	-10%
Lease expenses	24,334	3,536,610	(3,512,276)	-99%
Payroll and payroll related expenses	1,027,325	700,804	326,521	47%
Business taxes	264,843	229,144	35,699	16%
Operating lease expenses	298,141	229,827	68,314	30%
Other general and administrative expenses	4,014,901	543,669	3,471,232	638%
Total operating expenses	$8,624,682	$8,507,924	$116,758	1%

Selling expenses were $2,348,808 for the six months ended June 30, 2019, a decrease of $201,139, or 8%, compared to $2,549,947 for the six months ended June 30, 2018. The decrease in selling expenses for the six months ended June 30, 2019 was primarily due to a decrease in payroll and related payroll taxes.

Depreciation and amortization expenses were $646,330 for the six months ended June 30, 2019, a decrease of $71,593, or 10%, compared to depreciation and amortization expenses of $717,923 for the six months ended June 30, 2018. The decrease in depreciation and amortization expenses was primarily due to the expiration of leases and derecognition of right-of-use (“ROU”) assets during the six months ended June 30, 2019.

Lease expenses consists of lease-back expenses and additional lease payments resulting from late payment or settlement payments to the property owners. Lease expense was $24,334 for the six months ended June 30, 2019, a decrease of $3,512,276 or 99%, compared to $3,536,610 for the six months ended June 30, 2018. The decrease in lease expense for the six months ended June 30, 2019 was primarily due to an accrued lease expense of approximately $3,475,000 for additional possible litigation charges in the six months ended June 30, 2018.

Payroll and payroll related expenses were $1,027,328 for the six months ended June 30, 2019, an increase of $326,521, or 47%, compared to payroll and payroll related expenses of approximately $700,000 for the six months ended June 30, 2018. The increase in payroll and payroll related expenses were primarily due to a $241,964 increase in our Hong Kong office operations and a $120,101 increase in our U.S. office operations.

Business taxes consists of value added tax (“VAT”), taxes related to rental, property tax, land use rights tax and other surcharges and fees. Business taxes were $264,843 for the six months ended June 30, 2019, an increase of $35,699, or 16%, as compared to business taxes of $229,827 for the six months ended June 30, 2018. The increase in business taxes resulted primarily from increase in tax penalty expenses of $70,094 for six months ended June 30, 2019 and 2018 respectively.

The operating lease expenses were $298,141 for the six months ended June 30, 2019, an increase of $68,314, or 30%, compared to the operating lease expenses of $229,827 for the six months ended June 30, 2018. The increase in operating lease expense was primarily due to the increase of rent expenses for the six months ended June 30, 2019, principally due to our new offices located in the U.S. and in Hong Kong.

Other general and administrative expenses were $4,014,901 for the six months ended June 30, 2019, an increase of $3,471,232, or 638%, compared to other general and administrative expenses of $543,669 for the six months ended June 30, 2018. The increase in other general and administrative expenses was primarily due to the allowance for bad debt expenses that increased by $3,272,178 in the second quarter ending June 30, 2019.

Other Income (Expenses)

	For the Six Months Ended June 30,
	2019	2018	$ change	% change
Other income (expenses)
Interest income	$378,484	$131,852	$246,632	187%
Interest - loans	(2,098,494)	(2,093,545)	(4,949)	0%
Interest - ROU and other capitalized liabilities	(1,316,047)	(144,308)	(1,171,739)	812%
Interest - related parties	(268,376)	(262,755)	(5,621)	2%
Gain (loss) from foreign currency transactions	18,358	(378,877)	397,235	-105%
Gain (loss) on disposal of fixed assets	1,959	24	1,935	8063%
Other income	7,411	3,254,874	(3,247,463)	-100%
Total other (expenses) income, net	$(3,276,705)	$507,265	$(3,783,970)	-746%

Interest income was $378,484 for the six months ended June 30, 2019, an increase of $246,632, compared to interest income of $131,852 for the six months ended June 30, 2018. Increase in interest income mainly resulted from interest charged on the short-term loan receivable for the six months ended June 30, 2019.

Interest – loans was $2,098,494 for the six months ended June 30, 2019, an increase of $4,949, or 0%, compared to $2,093,545 for the six months ended June 30, 2018.

Interest – ROU and other capitalized liabilities was $1,316,047 for the six months ended June 30, 2019, an increase of $1,171,739, or 812%, compared to $144,308 for the six months ended June 30, 2018. The increase was due to the adjustment of approximately $600,000 made in the second quarter of 2018 to reverse the first quarter of 2018 recorded. The total interest expense of approximately $1,500,000 was recorded during the third quarter and the fourth quarter of 2018.

Interest – related parties was $268,376 for the six months ended June 30, 2019, an increase of $5,621, or 2%, compared to $262,755 for the six months ended June 30, 2018.

Gain from foreign currency transactions was $18,358 for the six months ended June 30, 2019, an increase of $397,235, or 105%, compared to $378,877 loss for the six months ended June 30, 2018. Increase of loss from foreign currency transactions mainly resulted from currency transactions loss in the second quarter of 2018 of $1,103,927.

The unpaid loan balance to Sino Pride, a related party, was approximately $13 million. This loan and related interest payable are denominated in US dollars. The Company uses the bank spot exchange rate to record proceeds and repayments in RMB on the Company’s books. By the end of the period, the loan balance and interest payable in US dollars is translated to RMB recorded on Company’s books. The gain or loss will be recognized in the statements of operations. $18,358 currency exchange gain in the six months ended June 30, 2019 was primarily due to the change of US$/RMB rate. As of June 30, 2019, one US dollar translated to RMB 6.8704, while at June 30, 2018, one US dollar translated to RMB 6.6195. Exchange gain means that the Company needs more RMB to repay the loan and interest payable denominated in the US dollar due to the change of the exchange rate.

Other income was $7,411 for the six months ended June 30, 2019, compared to $3,254,874 for the six months ended June 30, 2018. The decrease of $3,247,463 was mainly due to a tax refund of $ 2,513,729 and a refund of property taxes paid in the previous year in the amount of $ 723,475 received in 2018.

As a result of the above-mentioned discussion, the Company’s net loss was $7,516,742 for the six months ended June 30, 2019, an increase of $4,838,405, or 181%, compared to net loss of $2,678,337 for the six months ended June 30, 2018.

Liquidity and Capital Resources

The Cash flow generated from our operations is not sufficient to meet our daily operations, including the interest payments on bank loans. The current cash balance is not sufficient to support our renovation plan and repayment of the SML and bank loans. The Company will need to seek additional capital resources from our current shareholder, management or employees, outside sources, including through the sale of our equity securities, or from bank loans when available. There is no assurance that additional financing will be available to us. As explained elsewhere, DVPD has been listed as a “dishonest debtor” by the PRC courts and such designation may negatively impact our ability to obtain additional financing. In addition, we have not repaid approximately $3.4 million of bank loans due on December 20, 2018 and are in negotiations with the bank.

The Company had cash and cash equivalents of $177,975 and $188,921 as of June 30, 2019 and December 31, 2018, respectively. Most of the Company’s funds are kept in financial institutions in China. The Company is subject to the regulations of the PRC, which restrict the transfer of cash from China, except under certain circumstances. Accordingly, such funds may not be readily available to satisfy obligations which are outside the PRC.

On June 28, 2018, DVBM entered into a loan agreement to lend RMB 50,000,000 or $7,265,647 (the “Principal”) to Zhong Ke Chuang Zhan Investment, Ltd, an independent third party (“ZKCZ”). The maturity date of the unsecured loan was June 30, 2019 (the “Maturity Date”). The interest (the “Interest”) shall accrue on the unpaid Principal amount of the loan from July 1, 2018 to September 30, 2018 at a simple rate of 2% per month and from October 1, 2018 to June 30, 2019 at a simple rate of 0.7% per month. All computations of the Interest rate hereunder shall be made based on the daily balance of the Principal amount of the loan. Accrued, but unpaid, interest shall be paid on the Maturity Date.

On June 30, 2019, the Company signed a new loan agreement with ZKCZ to amend the loan amount from RMB 50,000,000 to RMB 75,000,000 and extend its maturity date to June 30, 2020. The interest rate remains the same as the previous loan at 0.7% per month. As of June 30, 2019, ZKCZ owed the Company of approximately RMB 73M including principle and accrued interest. At the request of the Company, ZKCZ has provided to the Company a Promissory Note and payment plan related to the above outstanding loan. As indicated in its Promissory Note about ZKCZ’s financial condition, the Company may not be able to receive the payment according to ZKCZ payment schedule. As such, the Company has recorded a reserve allowance of RMB 18,144,100 in the accompanying consolidated financial statements as of June 30, 2019.

On July 20, 2014, the Company’s subsidiaries, DVPD entered into a 10-year loan agreement (the “RMB 390M Loan”) $56,765,254 (RMB 390,000,000 translated at June 30, 2019 exchange rate) long-term borrowing from Harbin Bank (the “Bank”). The RMB 390M Loan was used for “repayment of other bank loans, repayment of shareholder loans and renovations”. The RMB 390M Loan charges a floating rate of interest at 120% of the loan rate published by the People’s Bank of China for similar loans. The current benchmark rate for a business loan over 5 years is 4.9% per annum adjusted on October 24, 2015. The effective interest rate was 5.88% for the six months ended June 30, 2019. Originally, the RMB 390M Loan was to mature on June 19, 2024. On August 17, 2017, the Bank agreed to the following: (i) to extend the maturity date of the RMB 390M Loan from June 19, 2024 to July 18, 2027; (ii) to extend the initial monthly repayment date from August 20, 2017 to July 20, 2020, however, during the extended period, the Company has to repay principal of $72,776 (RMB 500,000 translated at June 30, 2019 exchange rate) per quarter plus monthly interest; and (iii) add Mr. Alex Brown, the controlling shareholder and founder of VCI, as a joint and several guarantor. The RMB 390M Loan agreement includes customary events of default, including DVPD’s failure to pay any principal or interest when due, becoming insolvent, or ceasing operations, or if there is a material adverse change in the assets, business, commitments, or prospects of DVPD. Upon the Bank’s declaration of an event of default under the Loan agreement, they can demand payment in full of all outstanding principal and accrued interest.

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

According to the loan agreement with the bank dated August 17, 2017, the Company has paid to the bank the quarterly principle plus monthly interest through the first quarter of 2019. The Company, however, did not pay the principle and interest in the amount of approximately $918,000 during the second quarter ended June 30, 2019, which can be considered as an event of default. The Bank and the Company have agreed that the outstanding principle and interest will be paid by March 31, 2020.  As of June 30, 2019, the Bank has not declared the Company in violation of the loan agreement demanding the payment of the principle and accrued interests.

On March 24, 2015, DVPD entered into a loan agreement (the “RMB 50M Loan”) for a $7,277,597 (RMB50,000,000 translated at June 30, 2019 exchange rate). long-term borrowing from the Bank. The RMB 50M Loan was used for “renovations”. The RMB 50M Loan charges a floating rate of interest at 120% of the loan rate published by the People’s Bank of China. The current benchmark rate for a business loan over 5 years is 4.9% per annum adjusted on October 24, 2015. The effective interest rate for the six months ended June 30, 2019 was 5.90. The maturity date of the RMB 50M Loan is July 19, 2024. The RMB 50M Loan Agreement includes customary events of default, including DVPD’s failure to pay any principal or interest when due, becoming insolvent, or ceasing operations, or if there is a material adverse change in the assets, business, commitments, or prospects of DVPD. Upon the Bank’s declaration of an event of default under the loan agreement, the Bank Loan can demand payment in full of all outstanding principal and accrued interest.

The RMB 50M Loan is secured substantially by 2,053 square meters (22,098 square feet) of rental properties owned by DVPD and guaranteed jointly by Sino Pride, DVPD and DVBM. If DVPD fails to fulfill the obligations of the relevant provisions of the Loan agreement, each guarantor shall be liable and pay liquidated damages to the Bank. The damages are 20% of the principal amount of the loan. The Company is required to make the principal and interest monthly payments of approximately $64,000 from April 20, 2015 through the Maturity Date.

According to the loan agreement with the bank dated March 24, 2015, the Company has paid to the bank the principle quarterly plus related monthly interest through the first quarter of 2019. The Company, however, did not pay the principle and interest in the amount of approximately $126,000 during the second quarter ended June 30, 2019, which can be considered as an event of default. The Bank and the Company have agreed that the outstanding principle and interest will be paid by March 31, 2020. As of June 30, 2019, the Bank has not declared the Company in violation of the loan agreement demanding the payment of the principle and accrued interests.

On December 21, 2017, DVPD entered into a liquidity loan agreement (the “RMB 23M Loan”) for a principal amount of $3,347,694 (RMB 23,000,000 translated at June 30, 2019 exchange rate) from Harbin Bank (the “Bank”) with interest at 6.5%, payable monthly. The RMB 23M Loan was used for short term liquidity needs. On December 28, 2017, DVPD borrowed $1,746,623 (RBM 12,000,000 translated at June 30, 2019 exchange rate). The term of the loan was one year and was due on December 20, 2018. On January 19, 2018, DVPD borrowed an additional $1,601,071 (RBM 11,000,000 translated at June 30, 2019 exchange rate). DVPD may choose to extend the term of the loan after obtaining prior written consent from the Bank at least 15 days prior to the maturity date. As of June 30, 2019, the Company has negotiated with the Bank and agreed to pay back the RMB 23M loan in March, 2020.

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

On September 27, 2018, DVPD borrowed $2,891,727 (RMB19,900,000 translated at June 30, 2019 exchange rate) in a short-term loan from Harbin Bank. The loan requires interest at 6.50% per annum and expires on September 12, 2019. The use of loan proceeds is restricted to pay principal and interest amounts owed to Harbin Bank.

On March 26, 2019, DVPD borrowed an additional $1,490,452 (RMB10,240,000) in a short-term loan from Harbin Bank. The loan requires interest at 6.50% per annum and expires on March 11, 2020. The use of loan proceeds is restricted to pay principal and interest amounts owed to Harbin Bank.

Sino Pride is a major cash source to the operations of DVPD and DVBM. Loan payable to Sino Pride bears interest at 8% per annum. As of June 30, 2019, remaining principal payable was $13,303,748 and interest payable was $9,071,483. This related party loan has been eliminated in accompanying consolidated financial statements.

DVDC contributed land use rights and infrastructures totaling $20,000,000 to DVPD in December 2000. Among this $20,000,000 contribution, $6,800,000 was recorded as registered capital, and $13,200,000 was recorded as loan payable by DVDC per December 2000 agreement. The loan is payable when DVPD is profitable. Loan principal $3,300,000 (25% of $13,200,000) bears interest at 8% per annum. The remaining balance of principal bears interest at benchmark bank rate of China, which was 5.88% at June 30, 2019.

Due to shareholder represents the investment amount that Sino Pride received from its former shareholders, which was assigned to current shareholder Mr. Alex Brown. Loan payable to shareholder was $65,292,851 and $64,151,148, respectively at June 30, 2019 and December 31, 2018. The balance due to shareholder is payable on demand.

As of June 30, 2019, the Company had property financing agreements payable of $81,307,579, lease liabilities payable of $396,681, expired lease-back payables of $5,520,308, and buy-back payables of $4,207,203. As of June 30, 2019, there were 543 lawsuits case against the Company in Dalian City, China. Litigants claimed that the Company did not buy back the property pursuant to the sales contract or the Company did not pay the promised lease-back rent on time. These claims amounted to $24,586,713 (RMB 168,920,550 translated at June 30, 2019 exchange rate). These payables were included in and reported under the caption of “Property financing agreements payable”, “Lease liabilities” and “Other payables”. As of June 30, 2019, the Company accrued $4,805,518 for possible extra litigation charges. The Company will record attorney fees when invoiced. The attorney fees in connection with litigation was 3,550 and $98,218 for the six months ended June 30, 2019 and 2018, respectively

These lawsuits are caused by our failure to buy back the properties when requested to or our failure to pay rents for certain lease-back units. Subsequently, certain units owned by DVPD have been frozen from transfer or disposition by the courts. DVPD has been restricted from free transfer, disposal and pledged its 5% equity interest in DVBM from March 2, 2017 to March 1, 2019. The 5% equity interest in DVBM is still restricted currently. In addition, DVPD has been listed as a “dishonest debtor” by the courts. Once listed as a dishonest debtor, DVPD can be imposed with certain restrictions in connection with commercial loans at the banks’ discretion; the purchase or transfer of properties and land use rights; and renovation, upgrade or renovation of properties. In addition, the bank accounts of DVPD are frozen by the courts which allows the inflow of cash to the bank accounts but prohibits the outflow of cash.

Management believes that the recorded total property financing agreements payable, buy-back payables, lease-back liabilities payable and expired lease payable liabilities of $96,237,289 is a reasonable estimation. Should the settlement of these liabilities exceed management’s estimates, additional accruals will be necessary.

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

Cash Flows

Cash and cash equivalents were $177,975 and $188,921, as of June 30, 2019 and 2018, respectively. Cash and cash equivalents decreased by $20,770 and $380,476 for the six months ended June 30, 2019 and 2018, respectively. The following table shows the changes in cash flows.

	Six Months Ended June 30
	2019	2018	$ Change
Net Cash (Used in) Provided by Operating Activities	$(717,963)	$1,643,673	$(2,361,636)
Net Cash (Used in) Investing Activities	(2,611,185)	(3,925,022)	1,313,837
Net Cash Provided by Financing Activities	3,286,320	1,901,928	1,384,392
Effect of exchange rate changes on cash and cash equivalents	22,058	(1,055)	23,113
Net (decrease) in cash and cash equivalents	$(20,770)	$(380,476)	$359,706

Operating Activities

Cash flows from operating activities primarily consist of cash inflows from tenant rentals and management fee income payments, and tenant property expense reimbursements and cash outflows for property operating costs, selling expenses, business taxes, and general and administrative expenses.

In the first six months of 2019, net cash used in operating activities was $717,963. The net cash used in operating activities was primarily due to the net loss of $7,516,743, adjusted by: $3,126,023 allowance for doubtful accounts, $1,265,922 of SML loan interest payable, $1,910,998 in accounts payable and accrued liabilities, and $646,331 of depreciation and amortization, offset by increase of $546,218 in other payables, and increase in tenant and sundry receivables of $70,009.

In the first six months of 2018, net cash used in operating activities was $1,643,673. The net cash used in operating activities was primarily due to the net loss of $2,678,337, adjusted by: $3,001,485 increase in accounts payable and liabilities, $717,923 in depreciation and amortization, and $378,877 of foreign currency exchange loss on loan and interest repayments to related party, offset by a decrease of $222,824 in accounts payable and accrued liabilities.

Investing Activities

Cash flows from investing activities are impacted by the nature, timing and extent of investments and improvements in our shopping center, including capital expenditures associated with leasing and renovation efforts, and our acquisition and disposition plans. Capital used in or provided by these activities can vary significantly from period to period based on the volume and timing of these activities.

In the first six months of 2019, net cash used in investing activities was $2,611,185 which was primarily from an advance of $2,596,867 for a short-term loan receivable and $14,318 in capital expenditures for fixed assets and improvements.

In the first six months of 2018, net cash used in investing activities was $3,925,022 which was fully due to capital expenditures for fixed assets and improvements and an advance of $3,818,722 for a short-term loan receivable.

Financing Activities

Cash flows from financing activities are impacted by the nature, timing and extent of borrowings and repayments of loans and advances from banks and related parties.

In the first six months of 2019, net cash provided by financing activities was $3,286,320 which was due to $1,508,745 in proceeds from bank loans, $1,011,000 in proceeds from initial public offering, $949,420 in advances from our principal shareholder, and $40,000 in advances from a related individual, offsets by $270,997 in repayment of bank loans.

In the first six months of 2018, net cash provided by financing activities was $1,901,928 which was mainly due to $1,726,804 in proceeds from bank loans and $529,899 in advances from our principal shareholder, and $139,735 increase in property financing agreements payable, offset by the repayment of bank loans of $428,898 and repayment of $ 65,612 to related individual in the second quarter of 2018.

Cash, cash equivalents and restricted cash consist of following at June 30, 2019 and 2018, respectively.

	June 30, 2019	June 30, 2018
Cash	$177,975	$400,716
Restricted cash	120,375	92,726
Cash, cash equivalents and restricted cash	$298,350	$493,442

In the normal course of business, we also face risks that are either non-financial or non-qualitative. Such risks from the numerous lawsuits that the Company is involved with principally include legal risk. In addition, the Company will have to plan for the loans due by June 30, 2020 in the amount of approximately $138M. The options available to us include, but not limited to, negotiating with the Bank for the extension of the payment terms of the loans, obtaining new loans from other financial institutions, or raising more capital through equity issuance.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable for small reporting companies.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2019. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officers also confirmed that there was no change in our internal control over financial reporting during the six months ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed our internal control over financial reporting as of the period ended June 30, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the report entitled “2013 Internal Control-Integrated Framework.”

Based on management’s assessment using the COSO criteria, management has concluded that the Company’s internal control over financial reporting was not effective as of June 30, 2019, due to the existence of the following material weaknesses:

● As of June 30, 2019, there was a lack of accounting personnel with the requisite knowledge of Generally Accepted Accounting Principles (“GAAP”) in the U.S. and financial reporting requirements of the Securities and Exchange Commission in our China and Hong Kong accounting department;

● As of June 30, 2019, there were insufficient written policies and procedures to ensure the correct application of accounting and financial reporting with respect to the current requirements of GAAP and SEC disclosure requirements.

● As of June 30, 2019, there was a lack of segregation of duties.

● As of June 30, 2019, there was no independent audit committee.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of June 30, 2019, that occurred during our second fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of August 6, 2019, there were a total of 551 lawsuits against the Company in Dalian City, China. Litigants claimed that the Company did not buy back the properties pursuant to the sales contracts or the Company did not pay the promised lease-back rental payments on time. These claims amounted to $24,349,252 (RMB170,907,398). Management believes that the amount claimed by these litigants approximates the amount that the Company has already recorded under the caption of “Property financing agreements payable”,” Lease liabilities payable” and “Other payables” in the accompanying consolidated financial statements.

The Company has intended to buy back these properties at a discounted price (compared to the stated price at the contract). The Company has also intended to settle the balance due relating to lease-back payable with the owner of properties. The Company has formed a task group and been negotiated with the litigants and other owners of the properties actively. As of June 30, 2019, the Company has continued to engage in the negotiation, and can’t be certain that the task group would be able to accomplish the above goals.

We may be party from time to time to additional lawsuits, claims and other legal proceedings that arise in the ordinary course of our business. There can be no assurance that these matters that arise in the future, individually or in aggregate, will not have a material adverse effect on our financial condition or results of operations in any future period.

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

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 19, 2019.

Victory Commercial Management Inc.

	By:	/s/ Alex Brown
Alex Brown
President, Chief Executive Officer, Interim Chief Financial Officer and Principal Accounting Officer,
Treasurer and Chairman

