Form 10-Q
period 2019-09-30
Victory Commercial Management Inc.
filed 2019-11-14
CIK 1723083

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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
N/A

As of November 14, 2019, 21,711,000 ordinary shares of the registrant, par value $0.0001 per share, were issued and outstanding.

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

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

VICTORY COMMERCIAL MANAGEMENT INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2019	2018
	(Unaudited)
ASSETS

Rental properties, net	$21,013,523	$22,519,082
Cash and cash equivalents	195,404	188,921
Restricted cash	115,775	130,199
Tenant and sundry receivables, net of allowance for doubtful accounts	684,739	1,132,691
Prepaid expenses and other assets	594,932	697,756
Property and equipment, net	462,742	634,589
Intangible assets, net	18,450	23,083
ROU assets, net	534,963	422,905
Short-term loan and interest receivable	5,855,974	7,616,300
TOTAL ASSETS	$29,476,502	$33,365,526

LIABILITIES AND DEFICIT

Liabilities:
Bank loans payable, net- in default	$65,203,863	$66,458,934
Property financing agreements payable	75,728,555	79,904,620
Accounts payable and accrued liabilities	7,412,722	4,747,604
Deferred rental income	4,614,980	4,610,478
Lease liabilities payable	568,421	612,125
Other payables	19,407,872	19,594,875
Loans payable to related parties	11,469,449	11,516,280
Due to shareholder	65,260,684	64,151,148
Interest payable to related parties	11,094,931	11,121,817
Total Liabilities	260,761,477	262,717,881

Commitments and Contingencies	-	-

Deficit:
Victory Commercial Management Inc. Shareholder’s Deficit
Common stock, $0.0001 par value, 600,000,000 shares authorized; 21,711,000 and 20,700,000 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively *	2,171	2,070
Paid-in capital	11,827,188	10,816,289
Subscription receivable		-
Deficit	(203,156,330)	(194,188,636)
Accumulated other comprehensive loss	2,221,808	(3,739,981)
Total stockholder’s deficit attributable to the Company’s common shareholders	(189,105,163)	(187,110,258)
Noncontrolling interest	(42,179,812)	(42,242,097)
Total Deficit	(231,284,975)	(229,352,355)

TOTAL LIABILITIES AND DEFICIT	$29,476,502	$33,365,526

*	The shares are presented on a retroactive basis to reflect the founder shares issuance. See Note 16.

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

VICTORY COMMERCIAL MANAGEMENT INC. AND SUBSIDIARIES
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues
Rental income	$693,315	$894,218	$2,260,812	$2,793,803
Management fee income	1,025,752	1,338,763	3,506,200	4,315,597
Other income	186,860	92,527	523,560	538,430
Total revenues	1,905,927	2,325,508	6,290,572	7,647,830

Operating expenses
Selling expenses	1,005,786	919,722	3,354,594	3,469,669
Depreciation and amortization	286,870	337,806	933,200	1,055,729
Lease expenses	6,068	-	30,402	2,252,220
Payroll and payroll related expenses	511,588	464,189	1,538,913	1,164,993
Business taxes	88,207	110,499	353,050	339,643
Operating lease expenses	207,285	115,639	505,426	345,466
Other general and administrative expenses	112,036	107,383	4,126,937	750,108
Total operating expenses	2,217,840	2,055,238	10,842,522	9,377,828

Loss from operations	(311,913)	270,270	(4,551,950)	(1,729,998)

Other income (expense)
Interest income	188,567	261,499	567,051	393,351
Interest - loans	(1,025,456)	(1,024,341)	(3,123,950)	(3,117,886)
Interest - ROU and other capitalized liabilities	(845,230)	(623,267)	(2,161,277)	(1,952,909)
Interest - related parties	(134,708)	(124,903)	(403,084)	(387,658)
Gain (loss) from foreign currency transactions	(894,885)	(863,612)	(876,527)	(1,242,489)
Gain (loss) on disposal of fixed assets	(87)	(727)	1,872	(703)
Other income	268,334	(77,345)	275,745	3,177,529
Total other income (expense), net	(2,443,465)	(2,452,696)	(5,720,170)	(3,130,765)

Loss from operations before provision for income tax	(2,755,378)	(2,182,426)	(10,272,120)	(4,860,763)
Provision for income tax	-	-	-	-
Net Loss	(2,755,378)	(2,182,426)	(10,272,120)	(4,860,763)
Net loss attributable to noncontrolling interest	(280,798)	(479,556)	(1,304,426)	(1,044,223)
Net loss attributable to the Company’s common shareholders	$(2,474,580)	$(1,702,870)	$(8,967,694)	$(3,816,540)

Per Common Share - basic and diluted:
Net loss per Company’s common share	$(0.11)	$(0.08)	$(0.42)	$(0.18)
Weighted-average shares outstanding, basic and diluted *	21,711,000	20,700,000	21,392,516	20,700,000

Comprehensive income (loss)
Net loss	$(2,755,378)	$(2,182,426)	$(10,272,120)	$(4,860,763)
Other comprehensive income(loss):
Change in foreign currency translation adjustments	7,631,329	7,213,186	7,328,500	10,817,752
Total other comprehensive income (loss)	4,875,951	5,030,760	(2,943,620)	5,956,989
Comprehensive income (loss) attributable to non-controlling interest	1,395,120	1,522,247	1,366,711	2,036,817
Comprehensive income (loss) attributable to the Company’s common shareholders	$3,480,831	$3,508,513	$(4,310,331)	$3,920,172

*	The shares are presented on a retroactive basis to reflect the founder shares issuance. See Note 16.

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

VICTORY COMMERCIAL MANAGEMENT INC. AND SUBSIDIARIES

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(IN US DOLLARS)

For the nine months ended	Common Stock		Additional Paid in		Accumulated Other Comprehensive	Noncontrolling	Total
September 30, 2018	Shares *	Amount	Capital	Deficit	Loss	Interest	Deficit
Balance -December 31, 2017	20,700,000	$2,070	$10,816,289	$(190,411,237)	$(12,439,971)	$(43,268,669)	$(235,301,518)
Net loss	-	-	-	(615,514)	-	(276,418)	(891,932)
Other comprehensive income (loss):
change in foreign currency translation adjustment	-	-	-	-	(5,229,019)	(1,278,060)	(6,507,079)
Balance -March 31, 2018	20,700,000	2,070	10,816,289	(191,026,751)	(17,668,990)	(44,823,147)	(242,700,529)

Net loss				(1,498,156)		(288,249)	(1,786,405)
Other comprehensive loss, net of tax:
Change in foreign currency translation adjustment					8,319,015	1,792,630	10,111,645
Balance -June 30, 2018	20,700,000	$2,070	$10,816,289	$(192,524,907)	$(9,349,975)	$(43,318,766)	$(234,375,289)

Net loss				(1,702,870)		(479,556)	(2,182,426)
Other comprehensive loss, net of tax:
Change in foreign currency translation adjustment					5,690,939	1,522,247	7,213,186
Balance -September 30, 2018	20,700,000	2,070	10,816,289	(194,227,777)	(3,659,036)	(42,276,075)	(229,344,529)

For the nine months ended	Common Stock		Additional Paid in		Accumulated Other Comprehensive	Noncontrolling	Total
September 30, 2019	Shares *	Amount	Capital	Deficit	Loss	Interest	Deficit
Balance -December 31, 2018	20,700,000	$2,070	$10,816,289	$(194,188,636)	$(3,739,981)	$(42,242,097)	$(229,352,355)
Initial public offering closed on March 28, 2019	1,011,000	101	1,010,899	-	-	-	1,011,000
Subscription receivable			(891,000)	-	-	-	(891,000)
Net loss	-	-	-	(1,420,929)	-	(245,003)	(1,665,932)
Other comprehensive income (loss):
Change in foreign currency translation adjustment	-	-	-	-	(3,609,620)	(881,713)	(4,491,333)
Balance -March 31, 2019	21,711,000	2,171	10,936,188	(195,609,565)	(7,349,601)	(43,368,813)	(235,389,620)

Received payments to subscription receivable			891,000				891,000
Net loss				(5,072,185)		(778,625)	(5,850,810)
Other comprehensive (loss):
Change in foreign currency translation adjustment					3,335,200	853,304	4,188,504
Balance -June 30, 2019	21,711,000	2,171	11,827,188	(200,681,750)	(4,014,401)	(43,294,134)	(236,160,926)

Received payments to subscription receivable							-
Net loss				(2,474,580)		(280,798)	(2,755,378)
Other comprehensive (loss):
Change in foreign currency translation adjustment					6,236,209	1,395,120	7,631,329
Balance -September 30, 2019	21,711,000	$2,171	$11,827,188	$(203,156,330)	$2,221,808	$(42,179,812)	$(231,284,975)

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

VICTORY COMMERCIAL MANAGEMENT INC. AND SUBSIDIARIES

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30,

	2019	2018
Cash Flows from Operating Activities:
Net (loss)	$(10,272,120)	$(4,860,763)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	933,200	1,055,729
Amortization of debt issuance costs	41,552	-
Foreign currency exchange gain on loan and interest repayments to related party	876,527	1,242,489
Gain on disposal of fixed assets	(1)	703
Allowance for doubtful accounts	3,090,057	-
Non cash operating lease expenses	(4,212)	38,733
Changes in operating assets and liabilities
(Increase) in tenant and sundry receivables	(25,264)	(407,582)
Decrease (increase) in prepaid expense and other assets	85,745	(293,558)
(Increase) in short-term loan interest receivable	(353,814)	-
Increase in SML loan interest payable	1,887,405	-
Increase (decrease) in accounts payable and accrued liabilities	3,706,529	(135,513)
Increase in deferred rental income	183,030	1,255,674
Increase in interest payable to related party	402,251	387,658
(Decrease) increase in other payables	(187,117)	1,237,761
(Decrease) increase in lease liabilities payable	(185,389)	15,973
Net Cash Provided in (Used by) Operating Activities	178,379	(462,696)

Cash Flows from Investing Activities:
Capital expenditures - fixed assets and improvements	(14,721)	(136,398)
Short-term loan receivable	(2,642,563)	(5,661,526)
Net Cash (Used by) Investing Activities	(2,657,284)	(5,797,924)

Cash Flows from Financing Activities:
Proceeds from bank loans	1,491,385	4,740,209
Proceeds from initial public offering	1,011,000	-
Repayment from short-term loan receivable	1,955,460
Repayment of bank loans	(267,879)	(846,466)
Advance from shareholder	1,354,389	917,251
Advance from (repayment to) related party	172,000	(25,611)
(Decrease) increase in property financing agreements payable	(3,171,218)	1,947,334
Net Cash Provided in (Used by) Financing Activities	2,545,137	6,732,717

Effect of exchange rate changes on cash and cash equivalents	(74,173)	(59,396)

Net (decrease) increase in cash, cash equivalents and restricted cash	(7,941)	412,701
Cash, cash equivalents and restricted cash at beginning of periods	319,120	873,918
Cash, cash equivalents and restricted cash at end of periods	$311,179	$1,286,619

Reconciliation of Cash, Cash Equivalents and Restricted Cash:
Cash and cash equivalents at beginning of period	$188,921	$755,027
Restricted cash at beginning of period	130,199	118,891
Cash, cash equivalents and restricted cash at beginning of period	$319,120	$873,918

Cash and cash equivalents at end of period	$195,404	$262,043
Restricted cash at end of period	115,775	1,024,576
Cash, cash equivalents and restricted cash at end of periods	$311,179	$1,286,619

Supplemental Disclosure Cash Flow Information:
Cash paid for:
Interest	$968,074	$3,010,406
Income tax	$-	$-

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

VICTORY COMMERCIAL MANAGEMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

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

Iven International Group Limited, is a company registered in Hong Kong (“Iven”). From October 31, 2016 to September 30, 2017, Alex Brown beneficially owned 100% of Iven, among which, a 70% equity interest was held directly, and a 30% equity interest was held indirectly through Dalian Yiwen New Materials Technology Development Co., Ltd, a PRC entity 80% owned by Alex Brown and 20% owned by his spouse. On September 30, 2017, Alex Brown and Dalian Yiwen New Material Technology Development Co., Ltd transferred their respective ownership of Iven to Winner Ascent Investment Limited, a Hong Kong limited liability company solely owned by Alex Brown.

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

NOTE 2 – GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As indicated in the accompanying condensed consolidated financial statements, the Company had a net loss of $2,755,378 and $2,182,426 for the three months ended September 30, 2019 and 2018, respectively; a net loss of $10,272,120 and $4,860,763 for the nine months ended September 30, 2019 and 2018, respectively; and has a deficit of $203,156,330 at September 30, 2019. The Company has an unrestricted cash balance of $195,404 as of September 30, 2019. Management has determined that the current cash balance available to the Company cannot cover the required payments of the operating expenses arising from normal business operations and to meet the required payments of buy-backs and lease-backs if settled with the claims filed by the property owners as disclosed below for the next twelve months from the issuance date of this report. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive or raise additional debt and/ or equity capital. Management believes that its capital resources are not currently adequate to continue operating and maintaining its business for the next twelve months from the issuance date of this report.

As of September 30, 2019, the Company had property financing agreements payable of $75,728,555, lease liabilities payable of $568,421, expired lease-back payables of $5,412,763, and buy-back payables of $4,046,609 . As of September 30, 2019, there were 555 lawsuits against the Company in Dalian City, China. Litigants claimed that the Company did not buy back the property pursuant to the sales contract or the Company did not pay the promised lease-back rent on time. These claims amount to $23,967,091 (RMB 171,206,514 translated at September 30, 2019 exchange rate). These payables were included in and reported under the caption of “Property financing agreements payable”, “Lease liabilities” and “Other payables”. As of September 30, 2019, the Company accrued $4,621,865 for possible extra litigation charges. The Company will record attorney fees when invoiced. The attorney fees in connection with litigation was $4,508 and ($3,264)  for the three months ended September 30, 2019 and 2018, respectively; $8,058 and $94,954 for the nine months ended September 30, 2019 and 2018, respectively.

These lawsuits are caused by our failure of buying back the properties when requested to or our failure of paying rents for certain lease-back units. Subsequently, certain units owned by DVPD have been frozen from transfer or disposition by the courts. DVPD has been restricted from free transfer, disposal, and pledge of its 5% equity interest in DVBM from March 2, 2017 to September 30, 2019. The 5% equity interest in DVBM is still restricted as of the date of this report. In addition, DVPD has be listed as a “dishonest debtor” by the local courts in the PRC. Once listed as a dishonest debtor, DVPD can be subject to certain restrictions in connection with commercial loans at the banks’ discretion; the purchase or transfer of properties and land use rights; and renovation, upgrade or renovation of properties. In addition, the bank accounts of DVPD are frozen by the courts which allow the inflow of cash into the bank accounts but prohibit the outflow of cash.

Management believes that the recorded total property financing agreements payable, guaranteed rent payable, buy-backs payable, certain lease liabilities payable, accrued liabilities for additional payable from litigation, and expired lease-back payables of $90,110,990 is a reasonable estimation. Should the settlement of these liabilities exceed management’s estimates, additional accruals will be necessary.

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

As of September 30, 2019, the Company has spoken with the respective individuals to settle the issue with the Company by either repaying the bank loan or replacing the collateral with their own assets so as to release the Company’s property by December 31, 2019. The Company plans to take legal action against the individuals if they fail to adopt either action by December 31, 2019.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and consolidation

The accompanying unaudited in interim condensed consolidated financial statements have been prepared in accordance with according principles generally accepted in the United States of America (“US GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these interim financial statements do not include all of the information and footnotes required by US GAAP for complete financial statements. These statements should be read in conjunction with the annual financial statements included in the Form 10-K filed with the U.S. Securities and Exchange Commission. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying unaudited condensed financial statements and consist of only normal recurring adjustments, except as disclosed herein. The results of operations for the three months and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2019.

The Company’s condensed unaudited consolidated financial statements include the accounts of VCM, VCI, Sino Pride, DVPD, DVBM, and DVPM at September 30, 2019 and for the three and nine months ended September 30, 2019. All inter-company accounts and transactions among the consolidation group have been eliminated in consolidation.

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

Foreign Currency Translation

The reporting currency of the Company is the U.S. dollar. The functional currency of VCM and VCI is the U.S. dollar, the functional currency of DVPD, DVBM, and DVPM is the Chinese Renminbi (“RMB”), and the functional currency of Sino Pride and DVPM is the Hong Kong Dollar (“HK$”). The condensed unaudited consolidated financial statements of the Company have been translated into U.S. dollars in accordance with ASC 830-30 “Translation of Financial Statements”. The financial information is first prepared in RMB or HK$ and then translated into the U.S. dollar at the period-end exchange rates as to assets and liabilities and at average exchange rates as to revenue, expenses and cash flows. Equity accounts are translated at their historical exchange rates when the capital transactions occurred. As a result, amounts relating to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balance sheets. Translation adjustments resulting from the process of translating the local currency financial statements into the U.S. dollar are included in accumulated other comprehensive income (loss). The cumulative translation adjustment and effect of exchange rate changes on cash for the nine months ended September 30, 2019 and the year ended December 31, 2018 were $2,221,808 and $(3,739,981), respectively. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rate prevailing at each balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Pursuant to paragraph 830-20-35-1, the intra-entity (intercompany transactions) foreign currency transactions whose terms are denominated in the currency other than the Company’s functional currency and settlement is anticipated in the foreseeable future (hence not long-term investment nature), the increases or decreases in expected functional currency cash flows are included in determining net income (loss) for the period in which the exchange rate changes. The Company has an inter-company loan denominated in US dollars. The repayment of the loan is required when the Company is profitable. The loan proceeds, repayment and accrued interest were tracked in US dollars. The Company uses the bank spot exchange rate to record proceeds and repayments in RMB. By the end of the reporting period, the Company will adjust loan and interest payable balances from US dollars to RMB by using the period ending exchange rate. Any gain or loss from foreign currency exchange will be recognized in the consolidated statements of operations. There were $894,885 and $863,612 foreign currency transaction losses for the three months ended September 30, 2019 and 2018, respectively. There were $876,527 and $1,242,489 foreign currency transaction losses for the nine months ended September 30, 2019 and 2018, respectively.

Spot exchange rates and average exchange rates published by fxtop.com were used in the translation of the consolidated financial statements.

	For the three months ended September 30,		For the nine months ended September 30,
US Exchange Rate	2019	2018	2019	2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Period-end RMB	7.1434	6.8817	7.1434	6.8817
Average RMB	7.0156	6.8066	6.8661	6.5187

Period-end HK$	7.8398	7.8247	7.8398	7.8247
Average HK$	7.8293	7.8453	7.8384	7.8404

All foreign exchange transactions must take place through authorized institutions of China. Management makes no representation that the RMB amounts could have been, or could be, converted into U.S. dollars at the rates used in translation.

Revenue Recognition

Rental Income

Our Victory Plaza currently has 3,173 rental units. Among these rental properties, the Company owned 433 units, 814 units were sold but with buy-back options, and 1,926 units were sold with no options. The Company will lease back part of these sold properties at the owner’s will and rent out to tenants. As of September 30, 2019, and December 31, 2018, the Company had 3 and 8 lease-back units, respectively. Rental income is reported in the gross amount including rent income from our owned properties and lease-back properties. Existing lease-back expenses were recorded as amortization and interest expenses. Expired lease-back expenses were included in the lease expenses.

The Company recognizes the rental income on a straight-line basis over the terms of the leases. The cumulative differences between rental income recognized in the Company’s condensed unaudited consolidated statements of operations and contractual payment terms have been recorded as deferred rental income and presented on the accompanying condensed consolidated balance sheets.

Property Management Fee Income

We currently provide common area management services to all tenants and shop owners. Common area management services include security, cleaning, fire service, landscaping, public facilities maintenance and other traditional services provided by a property management office. The terms of the property management agreements are usually consistent with the tenants’ lease term. Property management fees are charged based on the area of property ranging from $15 to $19 per square foot per annum.

Since the performance obligations in the property management agreements are identical with the terms of property management agreement, the Company recognizes the propriety management income on a straight-line basis over the terms of the management agreement. The cumulative differences between property management income recognized in the Company’s condensed unaudited consolidated statements of operations and contractual payment terms have been recorded as deferred income and presented on the accompanying condensed consolidated balance sheets.

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

Sold Rental Properties with Financing Agreements (Group B and C Properties)

Pursuant to the sales contracts, the buyers obtained legal title to the property and also had an option to sign a separate buy-back agreement. The purchase agreement granted the buyer an option to request the Company to buy back sold properties at a stated buy-back price once the option is vested and the Company has received the payments for the sold property. As of September 30, 2019, approximately 16% of total rental spaces of Victory Plaza were sold to various unrelated individuals and entities with buy-back options. The majority of these properties were sold during the period from 1998 to 2014. The vesting dates of the buy-back options ranged from 2014 to 2018. As of September 30, 2019, there are 3 remaining buy back options that can be exercised.

Pursuant to ASC 360-20-40-38, if a property seller has an obligation to repurchase the property, or the terms of the transaction allow the buyer to compel the seller or give an option to request the seller to repurchase the property, the transaction shall be accounted for as a financing, lease, or profit-sharing arrangement rather than as a sale. It is aligned with ASC 842-40-25-3, an option for the seller-lessee to repurchase the asset would preclude accounting for the transfer of the asset as a sale of the asset. The Company’s accounting policy is to treat this type of sale as a financing agreement. The Company continues to report its ownership of the property sold as an asset (within rental properties) and continues to depreciate the property based on the estimated useful lives. The Company recorded sales proceeds as “property financing agreements payable” in the consolidated financial statements and accrues the interest payable during the periods of the vesting. The interest rate is determined by the price spread of each unit’s sale price and buy-back price, and the time span from the date of sale to the maturity date (last date to execute the option). The Company will derecognize the liability when the Company purchases back the properties, or the owners of these properties have settled with the Company or gave up the buy-back options, or upon the expiration of the option if not exercised. If the settlement is greater than the book amount (including principal and interest), a loss will be recognized. If the amount of settlement is less than book amount (including principal and interest), a gain will be recognized. See Note 10, Property Financing Agreement Payable for further information.

Sold Properties (Group D Properties)

As of September 30, 2019, approximately 69% of total space of Victory Plaza was sold and is owned by various unrelated individuals and entities with legal title to the respective properties. Pursuant to the sale contracts, at the date of the sales, buyers obtained integrated legal ownership to the sold properties and assumed the significant risks and rewards of ownership of the property (had the ability to rent and sell the property at-will) while the Company received the payments of the purchase price. These sales are considered final sales.

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

There were 4 outstanding leases that the Company leased back from the owners of group D properties as of September 30, 2019 and December 31, 2018. All these lease-back arrangements met the above criteria and have been accounted for as a sale. The allocated net book value and land use rights were derecognized, and a gain or loss was recognized when each of the sales was completed.

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

For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying assets not to recognize lease assets and lease liabilities. The Company has made this election and recognized lease expense for such leases generally on a straight-line basis over the lease term.

Lessor Accounting

The Company currently owns 434 rental units and leased these rental properties to various tenants. Pursuant to ASC 842 – 30, the Company will classify a lease as a sales – type lease if: (i) the lease transfers ownership of the underlying asset to the lessee by the end of the lease term, (ii) the lease grants the lessee an option to purchase the underlying asset that the lessee is reasonably certain to exercise, (iii) the lease term is for the major part of the remaining economic life of the underlying asset, (iv) the present value of the sum of the lease payments and any residual value guaranteed by the lessee that is not already reflected in the lease payments equals or exceeds substantially all (90% or more) of the fair value of the underlying asset, or (v) the underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. As of September 30, 2019, none of our leases, as a lessor, met the above criteria to be classified as a sale – type lease.

Pursuant to ASC 842 – 30, when none of the sales-type lease classification criteria are met, a lessor would classify the lease as a direct financing lease when both of the following criteria are met: (i) the present value of the sum of the lease payments and any residual value guaranteed by the lessee that is not already reflected in the lease payments and/or any other third party unrelated to the lessor equals or exceeds substantially all (90% or more) of the fair value of the underlying asset and (ii) it is probable that the lessor will collect the lease payments plus any amount necessary to satisfy a residual value guarantee. As of September 30, 2019, none of our leases, as a lessor, met the above criteria to be classified as a financing lease.

Pursuant to ASC 842 – 30, a lessor would classify a lease as an operating lease when none of the sales-type or direct financing lease classification criteria are met. As of September 30, 2019, all leases of the Company’s rental properties were classified as operating leases. The Company will maintain the underlying asset and recognizes lease income over the lease term.

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

Real Estate Held for Sale

The Company generally considers assets to be held for sale when management believes that a sale is probable within a year. This generally occurs when a sales contract is executed with no substantive contingencies and the prospective buyer has significant funds at risk. Assets that are classified as held for sale are recorded at the lower of their carrying amount or fair value, less cost to sell. The Company evaluated its property portfolio and did not identify any properties that would meet the criteria for held for sale as of September 30, 2019 and December 31, 2018.

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

Tenant and Sundry Receivables, net of Allowance for Doubtful Accounts

Tenant receivables are recorded at original invoice amount, less an estimated allowance for doubtful accounts. The allowance for doubtful accounts represents management’s estimate of the amount of probable credit losses, determined by reviewing past due balances and other information. The Company makes judgments as to the collectability of tenant receivables based on historical trends and future expectations. Management estimates an allowance for doubtful accounts and adjusts gross tenant receivables based on their expectation of specific tenant risks and the Company’s tenant receivable aging and collection analysis. Management considers accounts past due on a tenant-by-tenant basis. Based on its review, management has established an allowance for doubtful accounts as of September 30, 2019 and December 31, 2018 of $775,292 and $123,467, respectively.

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

Impairment of Long-Lived Assets

Long-lived assets, primarily rental properties and machinery and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, the Company recognizes an impairment loss only if its carrying amount is not recoverable through its estimated undiscounted future cash flows over the anticipated holding period and measures the impairment loss based on the amount by which the carrying amount of the asset exceeds its estimated fair value. Fair value is determined through various valuation techniques, including discounted cash flow models, quoted market values or third-party independent appraisals, as considered necessary. There were no impairment losses recognized during the three months ended and nine months ended September 30, 2019 and 2018.

Debt Issuance Costs

Costs related to bank loans payable consist of fees and direct costs incurred in obtaining such financings. These costs are presented as a reduction of bank loans payable and are amortized on a straight-line basis over the terms of the related loan payable which approximates the effective interest rate method. Such amortization is included in “Interest – loans” in the accompanying condensed consolidated statements of operations, which amounted to $13,682 and $14,208 for the three months ended September 30, 2019 and 2018, respectively; $41,552 and $38,385 for the nine months ended September 30, 2019 and 2018, respectively.

Per Share Amounts

The Company computes per share amounts in accordance with ASC Topic 260 “Earnings per Share” (EPS) which requires presentation of basic and diluted EPS. Basic EPS is computed by dividing the net income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company, if any. This is computed by dividing net earnings by the combination of basic and dilutive common share equivalents. Since the Company is in a net loss position, all common stock equivalents would be anti-dilutive and are, therefore, not included in the determination of diluted loss per share. Accordingly, basic and diluted net loss per share are the same. There were no common stock equivalents as of September 30, 2019 and 2018.

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

Fair Value of Financial Instruments

The following disclosure of the estimated fair value of financial instruments is made in accordance with the provision of ASC 825-10-65, “Financial Instruments – Transition and Open Effective Date Information”. Although the estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies, the estimates presented are not necessarily indicative of the amounts that the Company could realize in current market exchanges. The carrying amounts reported in the consolidated balance sheets for cash, accounts receivable and accounts payable approximate fair value because of the short-term nature of these financial instruments.

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

The Company follows the provisions of ASC 740-10-50, “Accounting for Uncertainty in Income Taxes,” which provides clarification related to the process associated with accounting for uncertain tax positions recognized in the Company’s financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarter or annual period based, in part, upon the results of operations for the given period. As of September 30, 2019 and December 31, 2018, the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

Fair Value Measurements

The Company complies with the provisions of ASC 820 “Fair Value Measurements and Disclosure” (ASC 820) in measuring fair value and in disclosing fair value measurements. ASC 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements required under other accounting pronouncements. ASC 820-10-35, Fair Value Measurements and Disclosures – Subsequent Measurement (ASC 820-10-35), clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Fair value measurement reflects the assumptions market participants would use in pricing an asset or liability based on the best information available. Assumptions include the risks inherent in a particular valuation technique and/or the risks inherent in the inputs to the model.

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

Advertising

Advertising is expensed as incurred and is included in other general and administrative expenses. There were no advertising expenses for the three and nine months ended September 30, 2019 and 2018.

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

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02 “Leases (Topic 842 ).” This standard requires entities to recognize assets and liabilities on their balance sheet for the rights (right-of-use or “ROU”) and obligations created by the leased assets. The standard is effective for fiscal years and the interim periods within those fiscal years beginning after December 15, 2018. The guidance is required to be applied by the modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. We have adopted the guidance of this standard effective December 31, 2016 and retrospectively from the beginning of the lease term and recognized ROU assets and obligations created by these leases. As a result, $534,963 and $422,905 of ROU assets, net and leases liabilities of $568,421 and $612,125 were recorded in the accompanying consolidated financial statements as of September 30, 2019 and December 31, 2018, respectively.

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

Recently Issued Accounting Pronouncements

In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which provides an additional, optional transition method related to implementing the new leases standard. ASU 2018-11 provides that companies can initially apply the new leases standard at adoption and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Management is evaluating the new guidance and expects to report increased assets and liabilities as a result of recording right-of-use assets and lease liabilities.

In February 2018, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220), Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”). ASU 2018-02 was issued as a result of the enactment of the Tax Cuts and Jobs Act of 2017 (“TCJA”) on December 22, 2017. Accounting guidance required deferred tax items to be revalued based on the new tax laws (the most significant of which reduced the corporate tax rate to 21% percent from 34% percent) and to include the change in income (loss) from continuing operations. ASU 2018-02 is effective for annual and interim reporting periods beginning after December 15, 2018. Management believes the adoption of ASU No.2018-02 will not have an effect on the Company’s consolidated financial statements.

In July 2017, the FASB issued Accounting Standards Update (“ASU”) No. 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815). The update changes the classification of certain equity-linked financial instruments (or embedded features) with down round features. The update also clarifies existing disclosure requirements for equity-classified instruments. The update is effective retrospectively for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period. Early adoption is permitted for all companies in any interim or annual period. Management believe the adoption of ASU No.2017-11 will not have an effect on the Company’s consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation: (Topic 718): Scope of Modification Accounting. ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. This pronouncement was effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. We adopted the new standard using the full retrospective application, and the adoption did not have a significant impact on our consolidated financial statements or related disclosures for any period.

In January 2017, the FASB issued Accounting Standards Update (“ASU”) No. 2017-01, Business Combinations (Topic 805) - Clarifying the Definition of a Business (“ASU 2017-01”). The ASU clarifies the definition of business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 was effective for the Company’s fiscal year beginning April 1, 2018 and subsequent interim periods with no impact on the Company’s consolidated financial statements.

The Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the consolidated financial statements.

NOTE 4 – PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other assets consist of the following:

	September 30,	December 31,
	2019	2018
	(Unaudited)
Supplies on hands	$92,105	$79,478
Prepaid expenses	381,971	498,043
Deposits	120,856	120,235
Total prepaid expenses and other assets	$594,932	$697,756

NOTE 5 – RENTAL PROPERTIES, NET

Victory Plaza is located in Dalian City, Liaoning Province of China. It was built by DVPD from 1993 to 1998.

The Company leases its own properties and lease-backed properties to tenants and manages the Victory Plaza.

The following table summarized ownership of rental properties.

As of September 30, 2019

Group	Description of Property	Cost in US$	In Square feet	% of Total Square feet	Units
A	Owned by DVPD	$21,151,486	240,455	16%	433
B	Sold properties required to be repurchased - option exercised	11,405,236	130,394	9%	495
C	Properties with purchase back options transferred to SML - 2017 and 2018	7,465,499	86,251	6%	319
			-
D	Sold properties	-	1,023,519	69%	1,926
			-
	Rental properties at cost	40,022,221	1,480,619	100%	3,173
	Less: Accumulated depreciation	(19,008,698)
	Rental Properties, net	$21,013,523

As of December 31, 2018

Group	Description of Property	Cost in US$	In Square Feet	% of Total Square feet	Units
A	Owned by DVPD	$21,968,292	240,799	16%	434
B	Sold properties required to be repurchased - option exercised	11,845,672	130,049	9%	493
C	Properties with purchase back options transferred to SML - 2017 and 2018	7,753,794	86,252	6%	319

D	Sold properties without buy-back options	-	1,023,519	69%	1,927
	Rental properties at cost	41,567,758	1,480,619	100%	3,173
	Less depreciation	(19,048,676)
	Property, net reported	$22,519,082

* See Note 10, Property Financing Agreement Payable

As of September 30, 2019, 1,023,519 square feet (95,088 square meters) of total rental properties (group D property), or 69% of rental properties were sold, which was the same as of December 31, 2018. These sold properties are owned by various unrelated individuals and entities. The majority of these properties were sold during the period from 1998 to 2012. Pursuant to the sale contracts, at the date of the sale, buyers obtained integrated legal ownership to the sold properties and assumed the significant risks and rewards of ownership of the property (had the ability to rent and sell the property at-will) while the Company received the payments of the purchase prices. These sales were considered final sales. The allocated carrying cost and land use rights costs were derecognized and gains or losses were recognized when the sales were completed.

As of September 30, 2019, DVPD owned 240,455 square feet (22,371 square meters) of total rental properties (group A property) (approximately 16%) with legal title, which was approximately the same as of December 31, 2018. Rental properties are carried at cost, which includes allocated construction costs and allocated original purchased land use right costs. These properties were recorded under the caption of “rental properties”.

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

As of September 30, 2019, group B properties had 130,394 square feet (12,082 square meters), or 9% of total properties, which was the same as of December 31, 2018.

Group C represents the properties with buy-back option transferred to SML during 2017 and 2018. Pursuant to the SML financing agreement (see Note 10, Property Financing Agreements Payable), SML will negotiate with each individual property owner who exercised their option to request the Company to buy back the property on a case by case basis and pay an agreed upon price to the property owner. SML will acquire the title to the property and settle with the previous owner and extend the buy-back option to May 15, 2020. The Company will honor the extended buy-back agreements and agreed to pay the same purchase price stated in the original buy-back agreements. SML will also negotiate with lease back owners and settle the balance due that the Company owed to lease owners. The Company will pay interest at 8% per annum of the balance (buy-back price and lease payment settlements) owed to SML. As of September 30, 2019, 86,251 square feet (8,013 square meters) of properties were owned by SML, which was the same as of December 31, 2018.

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

Expected future minimum rents to be received over the next five years and thereafter from leases in effect as of September 30, 2019 are as follows:

For the Twelve Months Ending September 30,	Amount in US$
2020	$639,732
2021	640,265
2022	158,285
2023	4,840
Total	$1,443,122

NOTE 6 –PROPERTY AND EQUIPMENT

Property and equipment are composed of the following:

	Estimated Useful Life	September 30, 2019	December 31, 2018
		(Unaudited)
Property and equipment	45 years	$212,918	$221,140
Office equipment	3-5 years	319,992	324,623
Business machinery and equipment	5-10 years	2,861,022	2,969,180
Auto	5 years	23,948	24,873
Improvement	5-10 years	9,743,218	10,118,913
Total properties, machinery and equipment		13,161,098	13,658,729
Less: accumulated depreciation and amortization		(12,698,356)	(13,024,140)
Property and equipment, net		$462,742	$634,589

Depreciation expense was $58,737 and $56,744 for the three months ended September 30, 2019 and 2018, respectively; $172,164 and $170,119 for the nine months ended September 30, 2019 and 2018, respectively.

NOTE 7 - INTANGIBLE ASSETS

Intangible assets consist of the software used in management. The cost and related amortization are as follows:

	Estimated Useful Life	September 30, 2019	December 31, 2018
		(Unaudited)
Management software	5 years	$25,162	$26,134
Less: accumulated amortization		(6,712)	(3,051)
Intangible assets, net		$18,450	$23,083

Amortization expense was $1,279 and $1,293 for the three months ended September 30, 2019 and 2018, respectively. Amortization expense was $3,927 and $1,763 for the nine months ended September 30, 2019 and 2018, respectively.

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

Right of use (“ROU”) assets consist of the followings as of September 30, 2019 and December 31, 2018:

Right of Use Assets as of September 30, 2019 in US $

Lease Type	Property Group	Lease Units	ROU Assets	Accumulated Depreciation	ROU, Net
Financing lease	B	1	$59,701	$(55,306)	$4,395
Financing lease	D	2	49,288	(46,396)	2,892
Operating lease - Rental		2	564,369	(36,693)	527,676
Total		5	$673,358	$(138,395)	$534,963

Right of Use Assets as of December 31, 2018 in US $

Lease Type	Property Group	Lease Units	ROU Assets	Accumulated Depreciation	ROU, Net
Financing lease	B	4	$315,067	$(284,848)	$30,219
Financing lease	D	4	247,730	(237,948)	9,782
Operating lease - Rental	-	1	597,889	(214,985)	382,904
Total		9	$1,160,686	$(737,781)	$422,905

There were 5 and 15 lease-back leases that expired during the nine months ended September 30, 2019 and the year ended December 31, 2018, respectively. The Company did not renew those leases.

Amortization of financing leases was ($10,545) and $32,755 for the three months ended September 30, 2019 and 2018, respectively; $31,821 and $105,844 for the nine months ended September 30, 2019 and 2018, respectively.

Operating lease expense was $82,336 and $82,357 for the three months ended September 30, 2019 and 2018, respectively; $239,308 and $164,203 for the nine months ended September 30, 2019 and 2018, respectively.

The short-term rent lease expense was also included in operating lease expense. In addition to the above operating lease expense, short-term rental expense was $124,949 and $33,282 for the three months ended September 30, 2019 and 2018, respectively; $266,118 and $181,263 for the nine months ended September 30, 2019 and 2018, respectively.

NOTE 9 - SHORT-TERM LOAN AND INTEREST RECEIVABLE

On June 28, 2018, DVBM entered into a loan agreement to lend RMB 50,000,000 or $6,999,468 translated at September 30, 2019 rate (the “Principal”) to Zhong Ke Chuang Zhan Investment, Ltd, an independent third party (“ZKCZ”). Interest shall accrue on the unpaid Principal amount of the loan from July 1, 2018 to September 30, 2018 at 2% per month and from October 1, 2018 to September 30, 2019 at 0.7% per month. Interest is calculated based on the daily principal balance of the loan and is payable at maturity with the principal. As of September 30, 2019, the short-term loan principal was $4,994,050 and total accrued interest was $799,595.

On June 30, 2019, the Company signed a new loan agreement with ZKCZ to amend the loan amount from RMB 50,000,000 to RMB 75,000,000 and extend its maturity date to September 30, 2020. During the three months ended September 30, 2019, ZKCZ has not borrowed any additional funds and paid back the principle of approximately RMB 14.4M (approximately USD$2.6 million) to the Company. As a result of this payment, the outstanding loan principle due from ZKCZ was approximately RMB 52.4M (approximately USD$7.3 million) at September 30, 2019. The interest income from ZKCZ were $188,525 and $566,921 for the three months and nine months ended September 30, 2019, respectively.

The total of the Short-term loan and related interest receivable in the accompanying condensed unaudited consolidated balance sheets approximate its fair value because of the short-term maturity. Impairment is recognized on a loan when it is probable that the lender will be unable to collect all contractual payments as scheduled. As of September 30, 2019, no impairment has been recorded.

NOTE 10 – BANK LOANS PAYABLE

The following table sets forth the Company’s loans payable as of September 30, 2019 and December 31, 2018:

	September 30,	December 31,
Harbin Bank Loans	2019	2018
	(Unaudited)
Interest at 5.46% per annum, payable 07/18/2027	$54,105,888	$56,267,993
Interest at 7.08% per annum, payable 07/19/2024	3,999,696	4,348,878
Interest at 6.50% per annum, payable 12/20/2018	1,679,872	1,744,744
Interest at 6.50% per annum, payable 12/20/2018	1,539,883	1,599,349
Interest at 6.50% per annum, payable 09/12/2019	2,785,788	2,893,367
Interest at 6.50% per annum, payable 03/11/2020	1,433,492	-
Total Principal	65,544,619	66,854,331
Less:
Unamortized debt issuance cost in connection with Harbin Bank Loans	(340,756)	(395,397)
Total Bank Loans Payable	$65,203,863	$66,458,934

On July 20, 2014, the Company’s subsidiaries, DVPD entered into a 10-year loan agreement (the “RMB 390M Loan”) $54,595,851 (RMB 390,000,000 translated at September 30, 2019 exchange rate) long-term borrowing from Harbin Bank (the “Bank” or “Harbin Bank”). The RMB 390M Loan was used for “repayment of other bank loans, repayment of shareholder loans and renovations”. The RMB 390M Loan charges a floating rate of interest at 120% of the loan rate published by the People’s Bank of China for similar loans. Current benchmark rate for a business loan over 5 years is 4.9% per annum adjusted on October 24, 2015. The effective interest rate was 5.88% for the three months ended September 30, 2019 and 2018; 5.88% for the nine months ended September 30, 2019 and 2018. Originally, the RMB 390M Loan was to mature on June 19, 2024. On August 17, 2017, the Bank agreed to the following: (i) to extend the maturity date of the RMB 390M Loan from July 19, 2024 to July 18, 2027; (ii) to extend the initial monthly repayment date from August 20, 2017 to July 20, 2020, however, during the extended period, the Company has to repay principal of $72,776 (RMB 500,000 translated at September 30, 2019 exchange rate) per quarter plus monthly interest; and (iii) add Mr. Alex Brown, the controlling shareholder and founder of VCI, as a joint and several guarantor. The RMB 390M Loan agreement includes customary events of default, including DVPD’s failure to pay any principal or interest when due, becoming insolvent, or ceasing operations, or if there is a material adverse change in the assets, business, commitments, or prospects of DVPD. Upon the Bank’s declaration of an event of default under the Loan agreement, they can demand payment in full of all outstanding principal and accrued interest.

According to the loan agreement with the bank dated August 17, 2017, the Company had paid to the bank the quarterly principle plus monthly interest through the first quarter of 2019. The Company, however, has not made such payment since April, 2019, which can be considered as an event of default. As of Sept 30, 2019, the unpaid principle and interest totaled approximately $1.8 million. The Bank and the Company have informally agreed that the outstanding principle and interest will be paid by March 31, 2020.

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

On March 24, 2015, DVPD entered into a loan agreement (the “RMB 50M Loan”) for a $6,999,468 (RMB50,000,000 translated at September 30, 2019 exchange rate) long-term borrowing from the Bank. The RMB 50M Loan was used for “renovations”. The RMB 50M Loan charges a floating rate of interest at 120% of the loan rate published by the People’s Bank of China. The current benchmark rate for a business loan over 5 years is 4.9% per annum adjusted on October 24, 2015. The effective interest rate for the three months ended September 30, 2019 and 2018 was 5.88% and 5.85%, respectively; 5.90% and 5.89%, respectively, for the nine months ended September 30, 2019 and 2018. The maturity date of the RMB 50M Loan is July 19, 2024. The RMB 50M Loan Agreement includes customary events of default, including DVPD’s failure to pay any principal or interest when due, becoming insolvent, or ceasing operations, or if there is a material adverse change in the assets, business, commitments, or prospects of DVPD. Upon the Bank’s declaration of an event of default under the loan agreement, the Bank Loan can demand payment in full of all outstanding principal and accrued interest.

According to the loan agreement with the bank dated March 24, 2015, the Company had paid to the bank the principle quarterly plus related monthly interest through the first quarter of 2019. The Company, however, has not paid the principle and interest since April, 2019 which can be considered as an event of default. As of Sept 30, 2019, the unpaid principle and interest totaled approximately $3.5 million The Bank and the Company have informally agreed that the outstanding principle and interest will be paid by March 31, 2020.

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

On December 21, 2017, DVPD entered into a liquidity loan agreement (the “RMB 23M Loan”) for a principal amount of $3,219,755 (RMB 23,000,000 translated at September 30, 2019 exchange rate) from Harbin Bank (the “Bank”) with interest at 6.5%, payable monthly. The RMB 23M Loan is used for short term liquidity needs. On December 28, 2017, DVPD borrowed $1,679,872 (RBM 12,000,000 translated at September 30, 2019 exchange rate). The term of the loan was one year and was due on December 20, 2018. On January 19, 2018, DVPD borrowed an additional $1,539,883 (RBM 11,000,000 translated at September 30, 2019 exchange rate). DVPD may choose to extend the term of the loan after obtaining prior written consent from the Bank at least 15 days prior to the maturity date. Currently, the loan agreement includes customary events of default, including DVPD’s failure to pay any principal or interest when due, becoming insolvent, or ceasing operations, or if there is a material adverse change in the assets, business, commitments, or prospects of DVPD. Upon the bank’s declaration of an event of default under the loan agreement, the Bank can demand repayment in full of principal and accrued interest. The Loan also prohibits the payment of dividends. The RMB 23M loan is secured by the same collateral as the RMB 50M loan and is guaranteed jointly by DVBM and Sino Pride.

The Company did not make repayment at the due date and is currently in default. As of September 30, 2019, the Company has negotiated with the Bank and agreed to pay back the RMB 23M loan in March, 2020.

On September 27, 2018, DVPD borrowed $2,785,788 (RMB19,900,000 translated at September 30, 2019 exchange rate) in a short-term loan from Harbin Bank. The loan requires interest at 6.50% per annum and expires on September 12, 2019. The use of loan proceeds is restricted to pay principal and interest amounts owed to Harbin Bank.

The Company did not make repayment at the due date and is currently in default. As of September 30, 2019, the Company has negotiated with the Bank and agreed to pay back the RMB 19.9M loan in March, 2020.

On March 26, 2019, DVPD borrowed $1,433,491 (RMB10,240,000 translated at September 30, 2019 exchange rate) in a short-term loan from Harbin Bank. The loan requires interest at 6.50% per annum and expires on March 11, 2020. The use of loan proceeds is restricted to pay principal and interest amounts owed to Harbin Bank.

The weighted average short-term loan balance consisting of loans from financial institutions was $1,935,718 and $887,905 for the three months ended September 30, 2019 and 2018, respectively. The weighted average short-term loan balance consisting of loans from financial institutions was $5,480,468 and $2,529,347 for the nine months ended September 30, 2019 and 2018, respectively. The weighted average interest rate for short term loans was 6.50% and 6.50% per annum for the three months ended September 30, 2019 and 2018, respectively. The weighted average interest rate for short term loans was 6.50% and 6.50% per annum for the nine months ended September 30, 2019 and 2018, respectively.

For the three months ended September 30, 2019 and 2018, interest expense incurred for the above loans, including amortization of debt issuance costs amounted to $1,025,456 and $1,024,341, respectively. For the nine months ended September 30, 2019 and 2018, interest expense incurred for the above loans, including amortization of debt issuance costs amounted to $3,123,950 and $3,117,886, respectively.

NOTE 11 – PROPERTY FINANCING AGREEMENTS PAYABLE

Property financing agreements payable consists of the following as of September 30, 2019 and December 31, 2018.

	September 30,	December 31,
	2019	2018
	(Unaudited)
Buy-back financing agreements	$41,663,616	$46,438,364
SML financing agreements	34,097,407	33,529,953
Net unamortized SML financing cost	(32,468)	(63,697)
Total property financing agreements, net	$75,728,555	$79,904,620

Buy-back Financing Agreements

As of September 30, 2019, 216,230 square feet (20,096 square meters) of total properties (15%), which are included group B and group C properties-the properties transferred to SML) were sold to various unrelated individuals and entities with a buy-back option. The majority of these properties was sold in the period from 1998 to 2012. The date of buy-back options ranged from 2014 to 2018.

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

Detailed information on property buy-back financing agreements payable in group B as of September 30, 2019 and December 31, 2018 as follows.

	Units	Square Feet	Selling Price	Buy-Back Price	Property Financing Agreement Payable

September 30, 2019
Effective agreements	5	1,948	$520,368	$695,565	$664,450
Past due agreements	490	128,446	36,318,560	41,003,306	40,999,167
Total financing agreements	495	130,394	$36,838,928	$41,698,871	$41,663,617

December 31, 2018
Effective agreements	14	5,047	$1,765,972	$2,501,614	$2,420,513
Past due agreements	479	124,959	36,322,719	44,030,955	44,017,851
Total financing agreements	493	130,006	$38,088,691	$46,532,569	$46,438,364

The buy-back price is the price that Company has to pay when the owner of property exercises their option to have the Company buy-back the property. This price is stated in the buy-back agreement. Property financing agreements payable is the amount that the Company accrued as a liability as of the reporting date. At the date of maturity, property financing agreements will equal the buy-back price. During the nine months ended September 30, 2019, the Company paid a total of $3,310,004 (RMB 23,644,681) to the owners of property, which was recorded as a reduction of the Property Financing Agreement Payable in the accompanying consolidated financial statements.

Property financing agreements payable will be derecognized when the buy-back amount is fully paid. In the case of settlement, the remaining unpaid balance will be reclassified from buy-back payable to other payables. The amount recorded as buy-back payables reclassified to other payables was $4,046,609 and $4,186,382 as of September 30, 2019 and December 31, 2018, respectively.

Following table set forth the expiration of buy-back options (group B properties) and the buy-back amount.

Future Expiration	Units	Amount
Past due as of 09/30/2019	490	$41,256,758
9/30/2020	3	195,396
9/30/2021	-	-
9/30/2022	2	246,717
9/30/2023	-	-
Total	495	$41,698,871

SML Agreement

On December 29, 2017, the Company entered into an agreement “Strategy Cooperation Agreement”, as amended on February 22, 2018 (the “SML Agreement”) with Dalian Sheng Ma Lin Trading Ltd. (“SML”). Pursuant to the SML Agreement, SML will negotiate with each individual property owner who exercised their option to request the Company to buy back the property on a case by case basis and pay an agreed price to such owner. SML will subsequently become the owner of the property and the Company has agreed to buy back the property at the initial price under the buy-back option with the previous owner no later than May 15, 2020. The Company also agreed to pay interest of 8% per annum commencing on January 1, 2018. In addition, SML will settle the lease-back payables under the lease-back agreements with each individual property owner and the Company agrees to pay SML the amount of rent payable under the lease-back plus annual interest of 8% commencing on January 1, 2018. The SML Agreement helps the Company to temporarily relieve part of the pressure from disputes and expedite the settlements which will help Company to improve its credit and financial position so that the Company can focus on the business and renovation. However, if the Company fails to carry out the renovation, or the renovation is not successful, the Company may not have enough funds to buy back the properties from SML or pay the lease-back amounts owed to SML before May 15, 2020, and the Company may not be able to continue its operations or business. SML has no relationship or affiliation with the Company other than the SML agreement. As of September 30, 2019, the properties with buy-back options totaled 319 units, 86,244 square feet (8,013 meters) were included in the SML Agreement.

Amounts under the SML Agreement as of September 30, 2019 and December 31, 2018 consist of following:

	September 30, 2019	December 31, 2018
Buy-back related cases: including historical buy-back remaining balance	$25,992,050	$26,995,786
Lease-back related cases: including historical lease-back payable remaining balance	3,917,789	4,069,082
Accrued interest payable to SML	4,187,568	2,465,085
Total SML financing agreements	$34,097,407	$33,529,953

NOTE 12 – Account Payable and accrued liabilities

Accounts payable and accrued liabilities consist of the following:

	September 30,	December 31,
	2019	2018
	(Unaudited)
Accounts payable	$3,270,185	$2,839,967
Wages and employee benefit payable	528,976	370,151
Taxes payable*	668,392	584,693
VAT payable	689,661	455,962
Bank loan interest payable	2,255,507	496,831
Total accounts payable and accrued liabilities	$7,412,721	$4,747,604

* Taxes payable consist of the following:

	September 30,	December 31,
	2019	2018
	(Unaudited)
Individual income taxes	$25,716	$30,674
Business taxes	160,550	136,725
Property and land use taxes	195,563	253,226
Tax penalties	192,053	90,473
Other surcharge and fees	94,510	73,595
Total	$668,392	$584,693

As of September 30, 2019 and December 31, 2018, the Company’s taxes payable includes property tax, land use right taxes, income tax, taxes related to rental and other taxes in the aggregate amount of $668,392 and $584,693, respectively. In accordance with Chinese tax authorities and tax laws, the Company accrued tax penalties payable of $183,955 and $90,473 as of September 30, 2019 and December 31, 2018, respectively.

NOTE 13 – LEASE LIABILITIES

Leases liabilities consisted of following as of September 30, 2019.

Lease Type	Property Group	Lease Units	Lease Payable
Financing lease	B	1	$3,709
Financing lease	D	2	21,744
Operating lease	Office rent	2	542,968
Total		5	$568,421

Leases liabilities consisted of following as of December 31, 2018.

Lease Type	Property Group	Lease Units	Lease Payable
Financing lease	B	4	$176,902
Financing lease	D	4	38,878
Operating lease	Office rent	1	396,345
Total		9	$612,125

For the nine months ended September 30, 2019, 5 lease-back leases expired. For the year ended December 31, 2018, 15 lease-back leases expired. The Company did not renew those leases. The unpaid lease liability was recorded as “Other payables” in the accompanying consolidated financial statements. Accumulated unpaid lease-back liabilities were $5,412,763 and $5,456,883 as of September 30, 2019 and December 31, 2018, respectively.

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

Financing lease expenses consisted of (i) amortization of the ROU asset; (ii) interest expense of the lease liability and (iii) other one-time payments including late payment reimbursement. The Company incurred $10,545 and $32,755 of amortization of ROU assets for the three months ended September 30, 2019 and 2018, respectively; $31,821 and $105,844 of amortization of ROU assets for the nine months ended September 30, 2019 and 2018, respectively. The Company incurred $(567) and $1,039 of interest expense in connection with financing leases for the three months ended September 30, 2019 and 2018, respectively; $1,406 and $5,575 of interest expense in connection with financing leases for the nine months ended September 30, 2019 and 2018, respectively. The Company incurred additional expenses of $6,068  in connection with the lease-back operations for the three months ended September 30, 2019. For the three month ended September 30, 2018, however, the expense for lease -back operations was a negative $1,284,380 which is a result of the adjustment to correct the recording made during the three months ended March 31, 2018.; $30,402 and $2,252,220 in connection with the lease-back operations for the nine months ended September 30, 2019 and 2018, respectively. The expenses during the three months and nine months ended September 30, 2019 were mainly caused by the unpaid balance of lease-back payables and buy-back payables, such as additional rental payments, late payment reimbursements and taxes paid on behalf of the property owners.

Operating lease expense was $82,336 and $82,357 for the three months ended September 30, 2019 and 2018, respectively; $239,308 and $164,203 for the nine months ended September 30, 2019 and 2018, respectively. The short-term rent lease expense was also included in operating lease expense. In addition to the above operating lease expense, short-term rental expense was $124,949 and $33,282 for the three months ended September 30, 2019 and 2018, respectively; $266,118 and $181,263 for the nine months ended September 30, 2019 and 2018, respectively.

Future minimum lease-back payables at September 30, 2019 were as follows:

For the Twelve Months Ending	Lease Units*	Square Feet	Minimum Lease Payable
September 30, 2020	3	431	$7,935
September 30, 2021	2	108	433
Total future minimum lease payable	5	539	$8,368

* Lease units represent total leases during the periods

The Hong Kong office space lease by Sino Pride and the New York office space leased by VCM are under operating lease agreements which expires on August 31, 2021 and August 31, 2022, respectively. The future minimum rental payments are as follows:

Twelve Months Ended September 30,
2020	$207,776
2021	211,535
2022	164,137
$583,448

NOTE 14 – OTHER PAYABLES

Other payables consist of the following:

	September 30,	December 31,
	2019	2018
	(Unaudited)
Tenants deposits payable	$2,585,696	$2,652,706
Tenants escrow account	1,649,092	1,607,935
Guaranteed rent payable	275,745	286,394
Expired lease-back payable	5,412,763	5,456,883
Buy-back payable	4,046,609	4,186,382
Accrued liabilities for additional payable from litigation	4,621,865	4,800,348
Union, housing, heating and others	816,102	604,227
Total Other Payables	$19,407,872	$19,594,875

NOTE 15 – RELATED PARTY TRANSACTIONS

The Company has been financing its operations by borrowing funds from Sino Pride and DVDC, the holder of the 20% non-controlling equity interest of DVPD.

Loan payable to related party consists of following as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
	(Unaudited)
Loan payable to DVDC	$10,325,056	$10,723,778
Due to related individual	1,144,393	792,502
Loan payable to related parties	$11,469,449	$11,516,280

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

Loan payable to DVDC, which has been included in loans payable to related parties, consists of following at September 30, 2019 and December 31, 2018.

	September 30, 2019	December 31, 2018
	(Unaudited)
Loan principal	$13,200,000	$13,200,000
Advance payments for infrastructure construction	(5,685,747)	(5,685,747)
Other payable to DVDC	215,136	215,136
Net loan payable to DVDC	7,729,389	7,729,389
Foreign exchange effect	2,595,667	2,994,389
Net loan payable to DVDC	$10,325,056	$10,723,778

Accrued interest expense – related parties was $134,708 and $124,903 for the three months ended September 30, 2019 and 2018, respectively; $403,084 and $387,658 for the nine months ended September 30, 2019 and 2018, respectively. Total accrued interest payable to related parties was $11,094,931 and $11,121,817 at September 30, 2019 and December 31, 2018, respectively.

The spouse of our major shareholder and our major shareholder provided working capital for our US office expenses. As of September 30, 2019, and December 31, 2018, the amount due to this individual and our major shareholder was $1,144,393 and $792,502, respectively under loans payable to related parties. The amount due earns no interest and is due on demand.

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

Loans, repayments and accrued interest payable to Sino Pride as of September 30, 2019 are as followed:

Loan Payable to Sino Pride
Loan balance at December 31, 2017	$13,503,748
Repayment in 2018	(200,000)
Loan balance at December 31, 2018	13,303,748
Repayment in the nine months ended September 30, 2019	-
Loan balance at September 30, 2019	$13,303,748

Interest Payable to Sino Pride
Interest payable at 12/31/2017	$7,451,973
Accrued interest in 2018	1,079,968
Repayment in 2018	-
Interest payable at December 31, 2018	8,531,941
Accrued interest in the nine months ended September 30, 2019	809,312
Repayment in the nine months ended September 30, 2019	-
Interest payable at September 30, 2019	$9,341,253

The above inter-company loan payable of $13,303,748 and $13,303,748, and accrued interest payable of $9,341,253 and $8,531,941 at September 30, 2019 and December 31, 2018, respectively, have been eliminated in the accompanying consolidated financial statements. The interest expense of $269,771 and $266,001 for the three months ended September 30, 2019 and 2018, respectively, and the interest expense of $809,312 and $799,077 for the nine months ended September 30, 2019 and 2018, respectively, have been eliminated in the accompanying consolidated financial statements.

Loan Payable to Shareholder/Due to Shareholder

Due to shareholder represents the investment amount that Sino Pride received from its former shareholders, which was assigned to the Company’s current major shareholder, Mr. Alex Brown. Loan payable to shareholder was $65,260,684 and $64,151,148 at September 30, 2019 and December 31, 2018, respectively. During the nine months ended September 30, 2019 and 2018, Mr. Alex Brown advanced $949,420 and $529,899 to the Company, respectively. The balance due to shareholder bears no interest. If the interest was calculated at 5% (September 2019 US (Fed) Prime rate) for the loan payable to shareholder, the balance for interest expense would have been approximately $2.5M and $2.4M for the nine months ended September 30, 2019 and 2018, respectively.

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

As of September 30, 2019 and December 31, 2018, DVPD, DVBM and Sino Pride had a combined net foreign operating loss carry forwards of approximately $58,762,692 and $81,125,753, respectively that may be available to reduce future years’ taxable income. These foreign losses may not offset US income taxes in the future. Management believes that it appears more likely than not that the Company will not realize these tax benefits.

As of September 30, 2019 and December 31, 2018, VCM had approximately $2,326,863 and $1,155,570 net operating loss carryforwards, respectively. In the U.S net operating losses incurred prior to December 31, 2017, can be carried forward 20 years. Under the TCJA, net operating losses can be carried forward indefinitely. The Company has no operating income in the US as of the date of reporting. Management believes that it appears more likely than not that the Company will not realize these tax benefits. VCM’s tax return for the years ended December 31, 2017 and 2018 are open to IRS inspection.

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

At September 30, 2019 and December 31, 2018, deferred tax assets consisted of:

	September 30,	December 31,
	2019	2018
	(Unaudited)
Net operating loss carry forwards
Foreign operations	$14,410,953	$18,153,562
US Operations	488,641	242,670
Valuation allowance	(14,899,594)	(18,396,232)
Deferred tax assets - net	$-	$-

The valuation allowance was decreased by $3,496,638 and $1,443,859 for the nine months ended September 30, 2019 and 2018, respectively.

The provisions for income taxes for the nine months ended September 30, 2019 and 2018 are summarized as follows:

	September 30,	September 30,
	2019	2018
	(Unaudited)	(Unaudited)
Current	$-	$-
Deferred	3,496,638	1,443,859
Change in valuation allowance	(3,496,638)	(1,443,859)
Total	$-	$-

The reconciliation of the Company’s effective tax rate as a percentage of income before taxes and Federal statutory rates for the three months ended September 30, 2019 and 2018, respectively, is as follows:

China	September 30, 2019	September 30, 2018
US statutory tax rate	21.00%	21.00%
Tax rate difference	4.00%	4.00%
Changes in valuation allowance	-25.00%	-25.00%
Effective rate	0.00%	0.00%

Hong Kong	September 30, 2019	September 30, 2018
US statutory tax rate	21.00%	21.00%
Tax rate difference	-4.50%	-4.50%
Changes in valuation allowance	-16.50%	-16.50%
Effective rate	0.00%	0.00%

NOTE 17– STOCKHOLDERS’ EQUITY

Initial Public Offering

Pursuant to the Registration Statement on Form S-1 initially filed with the SEC on November 7, 2018, which was declared effective on February 14, 2019, the Company closed its initial public offering on March 28, 2019. As of March 28, 2019, there were total of 30 individual investors that signed “Subscription Agreements” to purchase the shares of the Common Stock of the Company. The offering price was $1 US dollar per share. Total of 1,011,000 shares were purchased by these 30 investors. As of April 15, 2019, the Company received all proceeds from the investors in the amount of $1,011,000.

NOTE 18 - STATUTORY RESERVE

Pursuant to the PRC law, entities must make appropriations from after-tax profits to a non-distributable “statutory surplus reserve fund”. Subject to certain cumulative limits, the “statutory surplus reserve fund” requires annual appropriations of 10% of after-tax profit until such appropriations reach 50% of the registered capital (as determined under accounting principles generally accepted in the PRC (“PRC GAAP”) at each yearend). DVPD and DVBM have not made any appropriations to the statutory reserve as of September 30, 2019 and December 31, 2018 as DVPD and DVBM as they have not yet generated any after-tax profits.

NOTE 19 – NON-CONTROLLING INTEREST

Non-controlling interest represents DVDC’s 20% equity ownership interest in DVPD and DVPD’s operating results including its 5% equity ownership interest in DVBM. Non-controlling interest consisted of the following as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
	(Unaudited)
Non-controlling interest at beginning of the period	$(43,294,134)	$(43,268,669)
Net loss	(280,798)	(971,370)
Change in foreign currency translation adjustment	1,395,120	1,997,942
Non-controlling interest at the end of the period	$(42,179,812)	$(42,242,097)

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

Legal Proceedings

As of September 30, 2019, the Company had property financing agreements payable of $75,728,555, lease liabilities payable of $568,421, lease-back payables past due of $5,412,763, unpaid balances in connection with property buy-backs of $4,046,609. As of September 30, 2019, there were total of 555 lawsuits against the Company in Dalian City, China. Litigants claimed that the Company did not buy back the property pursuant to the sales contract or the Company did not pay the lease-back rental payments on time. These claims amounted to $23,967,091 (RMB 171,206,514 translated at the September 30, 2019 exchange rate). These payables were included in and reported under the caption of “Property financing agreements payable”, “Lease liabilities payable” and “Other payables”. In connection with the progress of these cases, the Company accrued $4,621,865 as of September 30, 2019 for possible extra litigation charges. The Company records the related attorney fees when invoiced. The attorney fees in connection with these cases was $4,508 and ($3,264) for the three months ended September 30, 2019 and 2018, respectively; $8,058 and $94,954 for the nine months ended September 30, 2019 and 2018, respectively.

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

Company’s Asset to as Collateral for Three Individuals

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

As of September 30, 2019, the Company has discussed with the respective individuals to settle the issue with the Company by either paying the loan back to the bank or providing its own assets as collateral so as to release the Company’s property as collateral by December 31, 2019. The Company plans to take the legal actions again the individuals if they fail to adopt either action by December 31, 2019.

NOTE 21 – CONCENTRATION OF CREDIT RISK

The Company maintains cash balances in various banks in China and the Special Region of Hong Kong. Per regulation of PRC, the maximum insured bank deposit amount is approximately $72,700 (RMB 500,000) for each financial institution. As of September 30, 2019, the Company’s uninsured cash balance was zero.

The Company receives rental and management fee income from approximately 700 tenants. Revenue from the top ten tenants accounted for 19.20% and 19.70% of total revenue, for the nine months ended September 30, 2019 and 2018, respectively. No individual tenant’s revenue accounts for more than 10% of the total revenue in the above periods.

NOTE 22 - SUBSEQUENT EVENTS

Lawsuits

Subsequent to September 30, 2019, 2 new lawsuits with new claims amounting to $63,121 were filed against the Company. As of November 1, 2019, there were a total of 557 lawsuits against the Company in Dalian City, China. Litigants claimed that the Company did not buy back the properties pursuant to the sales contracts or the Company did not pay the promised lease-back rental payments on time. These claims amounted to $24,376,576 (RMB171,657,414). Management believes that the amount claimed by these litigants approximates the amount that the Company has already recorded under the caption of “Property financing agreements payable”,” Lease liabilities payable” and “Other payables” in the accompanying consolidated financial statements.

Claims of Lawsuits as of November 14, 2019.

	Store Unit	Square Feet	Contract Amount in US$
Property buy- back related issues	241	51,870	$19,757,020
Leases and leases back related issues	241	47,721	2,838,222
Other issues	75	13,019	1,781,334
Total	557	112,610	$24,376,576

As of November 14, 2019, the Company settled the following cases.

Resolved cases as of November 14, 2019	Total Resolved Cases	Cases Resolved in the Nine months ended September 30, 2019	Resolved after September 30, 2019
Property buy- back related issues	217	162	-
Leases and leases back related issues	219	115	-
Other issues	56	41	-
Total resolved cases	492	318	-

To deal with the litigation issues, the Company has formed a task group and have been actively engaged with the plaintiffs and other owners of the lease-back property. At the same time, SML has helped to resolve the litigation cases. The progress has been slow. As of November 14, 2019, the Company’s task group and SML have collectively resolved a total of 492 cases out of which 318 cases were resolved during the nine months ended September 30, 2019.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial for the nine months ended September 30, 2019 and 2018 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. See “Cautionary Note Concerning Forward-Looking Statements” on page ii.

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

The following table summarizes ownership of Dalian Victory Plaza Shopping Center as of September 30, 2019:

			% of Total	Square	% of Total Square
Group	Description of Property	Units	Units	Feet	Feet
A	Properties 100% owned	433	14%	240,455	16%
B	Sold properties with buy- back options or return is in process without paying off	495	16%	130,394	9%
C*	Properties with buy- back options transferred to SML - 2017 and 2018**	319	10%	86,251	6%
D	Properties sold	1,926	60%	1,023,519	69%

Total Properties		3,173	100%	1,480,619	100%

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

We currently also provide common area management services to all tenants and shop owners. Common area management services include security, cleaning, fire service, landscaping, public facilities maintenance and other traditional services provided by our property management office. Management fees range from $15 to $19 per square foot per annum. The management fee income is recognized over the term of the lease. Utility expenses are collected from tenants directly and will offset our utility expenses paid to utility companies. We report the net amount of utility charges as part of management income.

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

Results of Operations

Comparison of Results of Operations for the Three Months Ended September 30, 2019 and 2018

Revenues

Our revenues, which consist of property rentals, property management fees and other income, were $1,905,927 for the three months ended September 30, 2019, compared to $2,325,508 for the three months ended September 30, 2018, a decrease of $419,581, or 18%.

	For the Three Months Ended September 30,
	2019	2018	$ change	% change
Revenues
Rental income	$693,315	$894,218	$(200,903)	-22%
Management fee income	1,025,752	1,338,763	(313,011)	-23%
Other income	186,860	92,527	94,333	102%
Total revenues	1,905,927	2,325,508	(419,581)	-18%

Rental income was $693,315 for the three months ended September 30, 2019, a decrease of $200,903, or 22%, compared to rental income of $894,218 for the three months ended September 30, 2018. The decrease in rental income was primarily due to the increase in vacancy rates. The vacant rate was 50.00% at the end of September 2019, compared to 21.81% for the three months ended September 30, 2018.

Management fee income for the three months ended September 30, 2019 was $1,025,752, a decrease of $313,011, or 23%, compared to management fee income of $1,338,763 for the three months ended September 30, 2018. The decrease in management fee income was primarily due to the collections from certain long disputed tenants in 2018 and increase in vacancy rates in 2019.

Other income for the three months ended September 30, 2019 was $186,860, an increase of $94,333, or 102%, compared to the other income of $92,527 for the three months ended September 30, 2018. The increase in other income was primarily due the increase in net utility income received from tenants.

Operating Expenses

	For the Three Months Ended September 30,
	2019	2018	$ change	% change
Operating expenses
Selling expenses	$1,005,786	$919,722	$86,064	9%
Depreciation and amortization	286,870	337,806	(50,936)	-15%
Lease expenses	6,068	-	6,068	100%
Payroll and payroll related expenses	511,588	464,189	47,399	10%
Business taxes	88,207	110,499	(22,292)	-20%
Operating lease expenses	207,285	115,639	91,646	79%
Other general and administrative expenses	112,036	107,383	4,653	4%
Total operating expenses	$2,217,840	$2,055,238	$162,602	8%

Selling expenses were $1,005,786 for the three months ended September 30, 2019, an increase of $86,064 or 9%, compared to $919,722 for the three months ended September 30, 2018. The increase in selling expenses for the three months ended September 30, 2019 was primarily due to an increase in utilities and cleaning fees.

Depreciation and amortization expenses were $286,870 for the three months ended September 30, 2019, a decrease of $50,936 or 15%, compared to depreciation and amortization expenses of $337,806 for the three months ended September 30, 2018. The decrease in depreciation and amortization expenses was primarily due to the expiration of leases and derecognition of right-of-use (“ROU”) assets during the three months ended September 30, 2019.

Lease expenses consists of lease-back expenses and additional lease payments resulting from late payment or settlement payments to the property owners. Lease expense was $6,068 for the three months ended September 30, 2019, compared to $0 for the three months ended September 30, 2018.

Payroll and payroll related expenses were $511,588 for the three months ended September 30, 2019, an increase of $47,399, or 10%, compared to payroll and payroll related expenses of $464,189 for the three months ended September 30, 2018. The increase in payroll and payroll related expenses were primarily due to $117,003 increase in our U.S. office operations, offsetting by $26,449 decreased in Hong Kong office operation, and $39,011 decrease in DVBM operation.

Business taxes consists of value added tax (“VAT”), taxes related to rental, property tax, land use rights tax and other surcharges and fees. Business taxes was $88,207 for the three months ended September 30, 2019, a decrease of $22,292, or 20%, as compared to business taxes of $110,499 for the three months ended September 30, 2018. The decrease in business taxes is primarily due to taxes benefit received in the third quarter in 2019 to reduce taxes expense and tax penalty expense.

The operating lease expenses were $207,285 for the three months ended September 30, 2019, an increase of $91,646, or 79%, compared to the operating lease expenses of $115,639 for the three months ended September 30, 2018. The increase in operating lease expense was primarily due to the $61,219 increased in Hong Kong’s office and $30,427 increased in New York’s office lease expenses.

Other general and administrative expenses were $112,036 for the three months ended September 30, 2019, an increase of $4,653, or 4%, compared to other general and administrative expenses of $107,383 for the three months ended September 30, 2018.

Other Income (Expense)

	For the Three Months Ended September 30,
	2019	2018	$ change	% change
Other income (expense)
Interest income	$188,567	$261,499	$(72,932)	-28%
Interest - loans	(1,025,456)	(1,024,341)	(1,115)	0%
Interest - ROU and other capitalized liabilities	(845,230)	(623,267)	(221,963)	36%
Interest - related parties	(134,708)	(124,903)	(9,805)	8%
Gain (loss) from foreign currency transactions	(894,885)	(863,612)	(31,273)	4%
Gain (loss) on disposal of fixed assets	(87)	(727)	640	88%
Other income	268,334	(77,345)	345,679	-447%
Total other income (expense), net	$(2,443,465)	$(2,452,696)	$9,231	0%

Interest income was $188,567 for the three months ended September 30, 2019, a decrease of $72,932, compared to interest income of $261,499 for the three months ended September 30, 2018. Decrease in interest income mainly resulted from interest charged on short-term loan receivables for the three months ended September 30, 2019.

Interest – loans was $1,025,456 for the three months ended September 30, 2019, an increase of $1,115, or 0%, compared to $1,024,341 for the three months ended September 30, 2018.

Interest – ROU and other capitalized liabilities was $845,230 for the three months ended September 30, 2019, an increase of $221,963 or 36%, compared to $623,267 for the three months ended September 30, 2018.

Interest – related parties was $134,708 for the three months ended September 30, 2019, an increase of $9,805, or 8%, compared to $124,903 for the three months ended September 30, 2018.

Loss from foreign currency transactions was $894,885 for the three months ended September 30, 2019, an increase of $31,273, or 4%, compared to $863,612 for the three months ended September 30, 2018.

The unpaid loan balance to Sino Pride, a related party, was approximately $13 million. This loan and related interest payable are denominated in US dollars. The Company uses the bank spot exchange rate to record proceeds and repayments in RMB on the Company’s books. By the end of the period, the loan balance and interest payable in US dollars is translated to RMB recorded on Company’s books. The gain or loss will be recognized in the statements of operations. $894,885 currency exchange loss in the three months ended September 30, 2019 was primarily due to the change of US$/RMB rate. As of September 30, 2019, one US dollar translated to RMB 7.1434, while at September 30, 2018, one US dollar translated to RMB 6.8817. Exchange loss means that the Company needs more RMB to repay the loan and interest payable denominated in the US dollar due to the change of the exchange rate.

Other income was $268,334 for the three months ended September 30, 2019, compared to ($77,345) for the three months ended September 30, 2018. The other income of $259,667 in 2019 was a property tax relief refund paid in previous years.

As a result of the above-mentioned discussion, the Company’s net loss was $2,755,378 for the three months ended September 30, 2019, an increase of $572,952, or 26%, compared to net loss of $2,182,426 for the three months ended September 30, 2018.

Comparison of Results of Operations for the Nine Months Ended September 30, 2019 and 2018

Revenues

Our revenues, which consist of property rentals, property management fees and other income, were $6,290,572 for the nine months ended September 30, 2019, compared to $7,647,830 for the nine months ended September 30, 2018, a decrease of $1,357,258, or 18%.

	For the Nine Months Ended September 30,
	2019	2018	$ change	% change
Revenues
Rental income	$2,260,812	$2,793,803	$(532,991)	-19%
Management fee income	3,506,200	4,315,597	(809,397)	-19%
Other income	523,560	538,430	(14,870)	-3%
Total revenues	$6,290,572	$7,647,830	$(1,357,258)	-18%

Rental income was $2,260,812 for the nine months ended September 30, 2019, a decrease of $532,991, or 19%, compared to rental income of $2,793,803 for the nine months ended September 30, 2018. The decrease in rental income was primarily due to the increase in vacancy rates. The vacant rate was 50.00% at the end of September 2019, compared 21.81% for the nine months ended September 30, 2018.

Management fee income for the nine months ended September 30, 2019 was $3,506,200, a decrease of $809,397, or 19%, compared to management fee income of $4,315,597 for the nine months ended September 30, 2018. The decrease in management fee income was primarily due to the collections from certain long disputed tenants in 2018 and increase in vacancy rates in 2019.

Other income for the nine months ended September 30, 2019 was $523,560, a decrease of $14,870, or 3%, compared to the other income of $538,430 for the nine months ended September 30, 2018. The decrease in other income was primarily due the decrease in net utility income received from tenants.

Operating Expenses

	For the Nine Months Ended September 30,
	2019	2018	$ change	% change
Operating expenses
Selling expenses	$3,354,594	$3,469,669	$(115,075)	-3%
Depreciation and amortization	933,200	1,055,729	(122,529)	-12%
Lease expenses	30,402	2,252,220	(2,221,818)	-99%
Payroll and payroll related expenses	1,538,913	1,164,993	373,920	32%
Business taxes	353,050	339,643	13,407	4%
Operating lease expenses	505,426	345,466	159,960	46%
Other general and administrative expenses	4,126,937	750,108	3,376,829	450%
Total operating expenses	$10,842,522	$9,377,828	$1,464,694	16%

Selling expenses were $3,354,594 for the nine months ended September 30, 2019, a decrease of $115,075, or 3%, compared to $3,469,669 for the nine months ended September 30, 2018

Depreciation and amortization expenses were $933,200 for the nine months ended September 30, 2019, a decrease of $122,529, or 12%, compared to depreciation and amortization expenses of $1,055,729 for the nine months ended September 30, 2018. The decrease in depreciation and amortization expenses was primarily due to the expiration of leases and derecognition of right-of-use (“ROU”) assets during the nine months ended September 30, 2019.

Lease expenses consists of lease-back expenses and additional lease payments resulting from late payment or settlement payments to the property owners. Lease expense was $30,402 for the nine months ended September 30, 2019, a decrease of $2,221,818 or 99%, compared to $2,252,220 for the nine months ended September 30, 2018. The decrease in lease expense for the nine months ended September 30, 2019 was primarily due to an accrued lease expense for additional possible litigation charges in the nine months ended September 30, 2018.

Payroll and payroll related expenses were $1,538,913 for the nine months ended September 30, 2019, an increase of $373,920, or 32%, compared to payroll and payroll related expenses of $1,164,993 for the nine months ended September 30, 2018. The increase in payroll and payroll related expenses were primarily due to a $215,515 increase in our Hong Kong office operations and a $237,104 increase in our U.S. office operations.

Business taxes consists of value added tax (“VAT”), taxes related to rental, property tax, land use rights tax and other surcharges and fees. Business taxes was $353,050 for the nine months ended September 30, 2019, an increase of $13,407, or 4%, as compared to business taxes of $339,643 for the nine months ended September 30, 2018.

The operating lease expenses were $505,426 for the nine months ended September 30, 2019, an increase of $159,960, or 46%, compared to the operating lease expenses of $345,466 for the nine months ended September 30, 2018. The increase in operating lease expense was primarily due to the increase of rent expenses for the nine months ended September 30, 2019, principally due to our new offices located in the U.S. and in Hong Kong.

Other general and administrative expenses were $4,126,937 for the nine months ended September 30, 2019, an increase of $3,376,829, or 450%, compared to other general and administrative expenses of $750,108 for the nine months ended September 30, 2018. The increase in other general and administrative expenses was primarily due to the allowance for bad debt expenses of approximately three million occurred in the second quarter of 2019.

Other Income (Expense)

	For the Nine Months Ended September 30,
	2019	2018	$ change	% change
Other income (expense)
Interest income	$567,051	$393,351	$173,700	44%
Interest - loans	(3,123,950)	(3,117,886)	(6,064)	0%
Interest - ROU and other capitalized liabilities	(2,161,277)	(1,952,909)	(208,368)	11%
Interest - related parties	(403,084)	(387,658)	(15,426)	4%
Gain (loss) from foreign currency transactions	(876,527)	(1,242,489)	365,962	-29%
Gain (loss) on disposal of fixed assets	1,872	(703)	2,575	-366%
Other income	275,745	3,177,529	(2,901,784)	-91%
Total other income (expense), net	$(5,720,170)	$(3,130,765)	$(2,589,405)	83%

Interest income was $567,051 for the nine months ended September 30, 2019, an increase of $173,700, compared to interest income of $393,351 for the nine months ended September 30, 2018. Increase in interest income mainly resulted from interest charged on short-term loan receivables for the nine months ended September 30, 2019.

Interest – loans was $3,123,950 for the nine months ended September 30, 2019, an increase of $6,064, or 0%, compared to $3,117,886 for the nine months ended September 30, 2018.

Interest – ROU and other capitalized liabilities was $2,161,277 for the nine months ended September 30, 2019, an increase of $208,368, or 11%, compared to $1,952,909 for the nine months ended September 30, 2018.

Interest – related parties was $403,084 for the nine months ended September 30, 2019, an increase of $15,426, or 4%, compared to $387,658 for the nine months ended September 30, 2018.

Loss from foreign currency transactions was $876,527 for the nine months ended September 30, 2019, a decrease of $365,962, or 29%, compared to $1,242,489 loss for the nine months ended September 30, 2018. Decrease of loss from foreign currency transactions mainly resulted from higher currency exchange rate of RMB against the US dollar in first three quarters in 2019 than that in 2018.

The unpaid loan balance to Sino Pride, a related party, was approximately $13 million. This loan and related interest payable are denominated in US dollars. The Company uses the bank spot exchange rate to record proceeds and repayments in RMB on the Company’s books. By the end of the period, the loan balance and interest payable in US dollars is translated to RMB recorded on Company’s books. The gain or loss will be recognized in the statements of operations. $876,527 currency exchange loss in the nine months ended September 30, 2019 was primarily due to the change of US$/RMB rate. As of September 30, 2019, one US dollar translated to RMB 7.1434, while at September 30, 2018, one US dollar translated to RMB 6.8817. Exchange loss means that the Company needs more RMB to repay the loan and interest payable denominated in the US dollar due to the change of the exchange rate.

Loan payable to shareholder was $65,260,684 and $64,151,148 at September 30, 2019 and December 31, 2018, respectively. The balance due to shareholder bears no interest. If the interest was calculated at 5% (September 2019 US (Fed) Prime rate) for the loan payable to shareholder, the balance for interest expense would have been approximately $2.5 million and $2.4 million for the nine months ended September 30, 2019 and 2018, respectively.

Other income was $275,745 for the nine months ended September 30, 2019, compared to $3,177,529 for the nine months ended September 30, 2018. The other income of $3,254,874 in 2018 was a tax refund paid in previous years.

As a result of the above-mentioned discussion, the Company’s net loss was $10,272,120 for the nine months ended September 30, 2019, an increase of $5,411,357, or 111%, compared to net loss of $4,860,763 for the nine months ended September 30, 2018.

Liquidity and Capital Resources

The Cash flow generated from our operations is not sufficient to meet our daily operations, including the interest payments on bank loans. The current cash balance is not sufficient to support our renovation plan and repayment of bank loans. The Company will need to seek additional capital resources from our current shareholder, management or employees, outside sources, including through the sale of our equity securities, or from bank loans when available. There is no assurance that additional financing will be available to us. As explained elsewhere, DVPD has been listed as a “dishonest debtor” by the PRC courts and such designation may negatively impact our ability to obtain additional financing. In addition, we have not repaid approximately $6.0 million of bank loans due as of September 30, 2019. The Bank and the Company have verbally agreed that the outstanding principle and interest will be paid by March 31, 2020.

The Company had cash and cash equivalents of $195,404 and $188,921 as of September 30, 2019 and December 31, 2018, respectively. Most of the Company’s funds are kept in financial institutions in China. The Company is subject to the regulations of the PRC, which restrict the transfer of cash from China, except under certain circumstances. Accordingly, such funds may not be readily available to satisfy obligations which are outside the PRC.

On June 28, 2018, DVBM entered into a loan agreement to lend RMB 50,000,000 or $7,265,647 (the “Principal”) to Zhong Ke Chuang Zhan Investment, Ltd, an independent third party (“ZKCZ”). The maturity date of the unsecured loan is September 30, 2019 (the “Maturity Date”). The interest (the “Interest”) shall accrue on the unpaid Principal amount of the loan from July 1, 2018 to September 30, 2018 at a simple rate of 2% per month and from October 1, 2018 to September 30, 2019 at a simple rate of 0.7% per month. All computations of the Interest rate hereunder shall be made based on the daily balance of the Principal amount of the loan. Accrued, but unpaid, interest shall be paid on the Maturity Date.

On June 30, 2019, the Company signed a new loan agreement with ZKCZ to amend the loan amount from RMB 50,000,000 to RMB 75,000,000 and extend its Maturity Date to September 30, 2020. During the three months ended September 30, 2019, ZKCZ has not borrowed any additional funds and paid back the principle of approximately $2.0 million to the Company. During the nine months ended September 30, 2019, ZKCZ has borrowed from and paid back to the Company approximately $5.5 million and $5 million respectively. As a result of this payment, the outstanding loan principle to ZKCZ was approximately $7.3 million at September 30, 2019.

On July 20, 2014, the Company’s subsidiaries, DVPD entered into a 10-year loan agreement (the “RMB 390M Loan”) $54,595,851 (RMB 390,000,000 translated at September 30, 2019 exchange rate) long-term borrowing from Harbin Bank (the “Bank”). The RMB 390M Loan was used for “repayment of other bank loans, repayment of shareholder loans and renovations”. The RMB 390M Loan charges a floating rate of interest at 120% of the loan rate published by the People’s Bank of China for similar loans. Current benchmark rate for a business loan over 5 years is 4.9% per annum adjusted on October 24, 2015. The effective interest rate was 5.88% for the three months ended September 30, 2019 and 2018; 5.88% for the nine months ended September 30, 2019 and 2018. Originally, the RMB 390M Loan was to mature on June 19, 2024. On August 17, 2017, the Bank agreed to the following: (i) to extend the maturity date of the RMB 390M Loan from July 19, 2024 to July 18, 2027; (ii) to extend the initial monthly repayment date from August 20, 2017 to July 20, 2020, however, during the extended period, the Company has to repay principal of $72,776 (RMB 500,000 translated at September 30, 2019 exchange rate) per quarter plus monthly interest; and (iii) add Mr. Alex Brown, the controlling shareholder and founder of VCI, as a joint and several guarantor. The RMB 390M Loan agreement includes customary events of default, including DVPD’s failure to pay any principal or interest when due, becoming insolvent, or ceasing operations, or if there is a material adverse change in the assets, business, commitments, or prospects of DVPD. Upon the Bank’s declaration of an event of default under the Loan agreement, they can demand payment in full of all outstanding principal and accrued interest.

According to the loan agreement with the Bank dated August 17, 2017, the Company had paid to the Bank the quarterly principle plus monthly interest through the first quarter of 2019. The Company, however, has not made such payment since April, 2019, which can be considered as an event of default. As of September 30, 2019, the unpaid principle and interest totaled approximately $1.8 million. The Bank and the Company have informally agreed that the outstanding principle and interest will be paid by March 31, 2020.

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

On March 24, 2015, DVPD entered into a loan agreement (the “RMB 50M Loan”) for a $6,999,468 (RMB50,000,000 translated at September 30, 2019 exchange rate) long-term borrowing from the Bank. The RMB 50M Loan was used for “renovations”. The RMB 50M Loan charges a floating rate of interest at 120% of the loan rate published by the People’s Bank of China. The current benchmark rate for a business loan over 5 years is 4.9% per annum adjusted on October 24, 2015. The effective interest rate for the three months ended September 30, 2019 and 2018 was 5.88% and 5.85%, respectively; 5.90% and 5.89%, respectively, for the nine months ended September 30, 2019 and 2018. The maturity date of the RMB 50M Loan is July 19, 2024. The RMB 50M Loan Agreement includes customary events of default, including DVPD’s failure to pay any principal or interest when due, becoming insolvent, or ceasing operations, or if there is a material adverse change in the assets, business, commitments, or prospects of DVPD. Upon the Bank’s declaration of an event of default under the loan agreement, the Bank Loan can demand payment in full of all outstanding principal and accrued interest.

According to the loan agreement with the Bank dated March 24, 2015, the Company had paid to the Bank the principle quarterly plus related monthly interest through the first quarter of 2019. The Company, however, has not paid the principle and interest since April, 2019 which can be considered as an event of default. As of Sept 30, 2019, the unpaid principle and interest totaled approximately $3.5 million The Bank and the Company have informally agreed that the outstanding principle and interest will be paid by March 31, 2020.

The RMB 50M Loan is secured substantially by 2,053 square meters (22,098 square feet) of rental properties owned by DVPD and guaranteed jointly by Sino Pride, DVPD and DVBM. If DVPD fails to fulfill the obligations of the relevant provisions of the Loan agreement, each guarantor shall be liable and pay liquidated damages to the Bank. The damages are 20% of the principal amount of the loan. The Company is required to make the principal and interest payments from April 20, 2015 through the maturity date as of July 19, 2024.

On December 21, 2017, DVPD entered into a liquidity loan agreement (the “RMB 23M Loan”) for a principal amount of $3,219,755 (RMB 23,000,000 translated at September 30, 2019 exchange rate) from Harbin Bank (the “Bank”) with interest at 6.5%, payable monthly. The RMB 23M Loan is used for short term liquidity needs. On December 28, 2017, DVPD borrowed $1,679,872 (RBM 12,000,000 translated at September 30, 2019 exchange rate). The term of the loan was one year and was due on December 20, 2018. On January 19, 2018, DVPD borrowed an additional $1,539,883 (RBM 11,000,000 translated at September 30, 2019 exchange rate). DVPD may choose to extend the term of the loan after obtaining prior written consent from the Bank at least 15 days prior to the maturity date. Currently, the loan agreement includes customary events of default, including DVPD’s failure to pay any principal or interest when due, becoming insolvent, or ceasing operations, or if there is a material adverse change in the assets, business, commitments, or prospects of DVPD. Upon the Bank’s declaration of an event of default under the loan agreement, the Bank can demand repayment in full of principal and accrued interest. The Loan also prohibits the payment of dividends.

The RMB 23M loan is secured by the same collateral as the RMB 50M loan and is guaranteed jointly by DVBM and Sino Pride. The Company did not make repayment at the due date and is currently in default. As of September 30, 2019, the Company has negotiated with the Bank and agreed to pay back the RMB 23M loan in March, 2020.

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

On September 27, 2018, DVPD borrowed $2,785,788 (RMB19,900,000 translated at September 30, 2019 exchange rate) in a short-term loan from Harbin Bank. The loan requires interest at 6.50% per annum and expires on September 12, 2019. The use of loan proceeds is restricted to pay principal and interest amounts owed to Harbin Bank. The Company did not make repayment at the due date and is currently in default. As of September 30, 2019, the Company has negotiated with the Bank and agreed to pay back the RMB 19.9M loan in March, 2020.

On March 26, 2019, DVPD borrowed $1,433,491 (RMB10,240,000 translated at September 30, 2019 exchange rate) in a short-term loan from Harbin Bank. The loan requires interest at 6.50% per annum and expires on March 11, 2020. The use of loan proceeds is restricted to pay principal and interest amounts owed to Harbin Bank.

Sino Pride is a major cash source to the operations of DVPD and DVBM. In the period from 1996 to 2008, DVPD received total loans of $38,683,297 from Sino Pride and repaid $20,710,919 in the period from 1998 to 2014. In 2015, repayment amount was $4,068,630. Loan payable to Sino Pride bears interest at 8% per annum. As of September 30, 2019, remaining principal payable was $13,303,748 and interest payable was $9,341,253. Related party loan has been eliminated in accompanying consolidated financial statements.

DVDC contributed land use rights and infrastructures totaling $20,000,000 to DVPD in December 2000. Among this $20,000,000 contribution, $6,800,000 was recorded as registered capital, and $13,200,000 was recorded as loan payable by DVDC per December 2000 agreement. The loan is payable when DVPD is profitable. Loan principal $3,300,000 (25% of $13,200,000) bears interest at 8% per annum. The remaining balance of principal bears interest at benchmark bank rate of China, which was 5.88% at September 30, 2019.

Due to shareholder represents the investment amount that Sino Pride received from its former shareholders, which was assigned to current shareholder Mr. Alex Brown. Loan payable to shareholder was $65,260,684 and $64,151,148, respectively at September 30, 2019 and December 31, 2018. The balance due to shareholder bears no interest and is payable on demand.

As of September 30, 2019, the Company had property financing agreements payable of $75,728,555, lease liabilities payable of $568,421, expired lease-back payables of $5,412,763, and buy-back payables of $4,046,609. As of September 30, 2019, there were 555 lawsuits case against the Company in Dalian City, China. Litigants claimed that the Company did not buy back the property pursuant to the sales contract or the Company did not pay the promised lease-back rent on time. These claims amounted to $23,967,091 (RMB 171,206,514 translated at September 30, 2019 exchange rate). These payables were included in and reported under the caption of “Property financing agreements payable”, “Lease liabilities” and “Other payables”. As of September 30, 2019, the Company accrued $4,621,865 for possible extra litigation charges. The Company will record attorney fees when invoiced. The attorney fees in connection with litigation was $8,058 and $94,954 for the nine months ended September 30, 2019 and 2018, respectively.

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

Management believes that the recorded total property financing agreements payable, buy-back payables, lease-back liabilities payable and expired lease payable liabilities of $90,110,990 is a reasonable estimation. Should the settlement of these liabilities exceed management’s estimates, additional accruals will be necessary.

To address our capital needs in 2019 and going forward, we have engaged SML to buy back certain properties and have been actively negotiating with owners to resolve the litigation cases. In addition, we plan to raise capital through an equity or debt offering and obtain loans from the banks once DVPD is removed from the dishonest debtor listing and borrow from our shareholders if necessary to implement our renovation plan to develop Victory Plaza into a modern multi-functional shopping center and fund future operations. Failure to raise adequate capital and generate adequate revenues could result in the Company having to curtail or cease operations.

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

Cash Flows

Cash and cash equivalents were $195,404 and $262,043, as of September 30, 2019 and 2018, respectively. Restricted cash were $115,775 and $1,024,573, as of September 30, 2019 and 2018, respectively. Cash, cash equivalents and restricted cash decreased by $7,941 for the nine months ended September 30, 2019 and increased by $412,701 for the nine months ended September 30, 2018, respectively. The following table shows the changes in cash flows.

	Nine Months Ended September 30
	2019	2018	$ Change
Net Cash Provided by (Used in) Operating Activities	$178,379	$(462,696)	$641,075
Net Cash Used In Investing Activities	(2,657,284)	(5,797,924)	3,140,640
Net Cash Provided by Financing Activities	2,545,137	6,732,717	(4,187,580)
Effect of exchange rate changes on cash and cash equivalents	(74,173)	(59,396)	(14,777)
Net increase (decrease) in cash and cash equivalents	$(7,941)	$412,701	$(420,642)

Operating Activities

Cash flows from operating activities primarily consist of cash inflows from tenant rentals and management fee income payments, and tenant property expense reimbursements and cash outflows for property operating costs, selling expenses, business taxes, and general and administrative expenses.

In the first nine months of 2019, net cash provided by operating activities was $178,379. The net cash used in operating activities was primarily due to the net loss of $10,272,120, adjusted by: $3,090,057 of allowance for doubtful accounts, $3,706,529 in accounts payable and accrued liabilities, $1,887,405 of SML loan interest payable, $933,200 of depreciation and amortization, $876,527 of foreign currency exchange gain on loan and interest repayments to related party, and $402,251 increase in interest payable to related party, offset by increase of $353,814 short-term loan interest receivable, decrease of $187,117 in other payables, decrease of $185,389 in lease liabilities payable, and changes in working capital and others of $280,850.

The increase in doubtful accounts was primarily due to the bad debt reserves for the short-term loan receivable recorded during the second quarter of 2019, in the amount of approximately $2.6 million. The increase in accounts payable and accrued liabilities was due to the accounts that have been recorded but payments have yet to be processed. The increase in SML loan interest payment amounted approximately $1.9 million was due to the interest accrued for the outstanding debt to SML in the amount of approximately $30 million.

In the first nine months of 2018, net cash used in operating activities was $462,696. The net cash used in operating activities was primarily due to the net loss of $4,860,763, adjusted by: $1,255,674 increase in deferred rental income, $1,242,489 in foreign currency exchange gain on loan and interest repayments to related party, $1,237,761 increase in other payables, and $1,055,729 in depreciation and amortization, offset by an increase of $407,582 in tenant and sundry receivables, and changes in working capital and others of $13,996.

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

In the first nine months of 2019, net cash used in investing activities was $2,657,284 which was primarily from an write down of the short-term loan receivable of $2,642,563 and $14,721 in capital expenditures – fixed assets and improvements.

In the first nine months of 2018, net cash used in investing activities was $5,797,924 which was from an advance of $5,661,526 in short-term loan receivable and $136,398 in capital expenditures – fixed assets and improvements.

Financing Activities

Cash flows from financing activities are impacted by the nature, timing and extent of borrowings and repayments of loans and advances from banks and related parties.

In the first nine months of 2019, net cash provided by financing activities was $2,545,137 which was due to $1,491,385 in proceeds from bank loans, $1,011,000 in proceeds from initial public offering, $1,955,460 in repayments from short term loan receivable, $1,354,389 in advances from our principal shareholder, and $172,000 in advances from the related individuals, offsets by $267,879 in repayment of bank loans, and $3,171,218 decreased in property financing agreements payable.

In the first nine months of 2018, net cash provided by financing activities was $6,732,717 which was due to $4,740,209 in proceeds from bank loans, $917,251 in advances from our principal shareholder, and $1,947,334 increase in property financing agreements payable, offset by the repayment of bank loans of $846,466 and repayment of $ 25,611 to related individual in the third quarter of 2018.

Cash, cash equivalents and restricted cash consist of following at September 30, 2019 and 2018, respectively.

	September 30, 2019	September 30, 2018
Cash	$195,404	$262,043
Restricted cash	115,775	1,024,576
Cash, cash equivalents and restricted cash	$311,179	$1,286,619

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

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2019. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officers also confirmed that there was no change in our internal control over financial reporting during the nine months ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed our internal control over financial reporting as of the period ended September 30, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the report entitled “2013 Internal Control-Integrated Framework.”

Based on management’s assessment using the COSO criteria, management has concluded that the Company’s internal control over financial reporting was not effective as of September 30, 2019, due to the existence of the following material weaknesses:

● As of September 30, 2019, there was a lack of accounting personnel with the requisite knowledge of Generally Accepted Accounting Principles (“GAAP”) in the U.S. and financial reporting requirements of the Securities and Exchange Commission in our China and Hong Kong accounting department;

● As of September 30, 2019, there were insufficient written policies and procedures to ensure the correct application of accounting and financial reporting with respect to the current requirements of GAAP and SEC disclosure requirements.

● As of September 30, 2019, there was a lack of segregation of duties.

● As of September 30, 2019, there was no independent audit committee.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of September 30, 2019, that occurred during our third fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of November 14, 2019, there were a total of 557 lawsuits against the Company in Dalian City, China. Litigants claimed that the Company did not buy back the properties pursuant to the sales contracts or the Company did not pay the promised lease-back rental payments on time. These claims amounted to $24,376,576 (RMB171,657,414). Management believes that the amount claimed by these litigants approximates the amount that the Company has already recorded under the caption of “Property financing agreements payable”, “Lease liabilities payable” and “Other payables” in the accompanying consolidated financial statements.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On September 11, 2019, the Board of Directors (the “Board”) of the Company appointed Robert Chen as the Chief Financial Officer and the Principal Accounting Officer of the Company, effective immediately. Conjunction with such appointment, on the same day, Mr. Alex Brown resigned from his position as the Interim Chief Financial Officer and Principal Accounting Officer of, effective immediately. Mr. Brown’s resignation was not the result of any disagreement between the Company and him on any matter relating to the Company’s operations, policies or practices.

Mr. Robert Chen, age 60, served as the senior director of finance at Wuxi Advanced Therapies from January 2019 to June 2019, where he managed both the company’s accounting and FP&A functions. Prior to that, Mr. Chen worked for Taiho Oncology Inc. from September 2014 to October 2018, where he supervised the accounting, financial reporting, and FP&A functions of the company. In January 2018, due to his outstanding performance, Mr. Chen was promoted to the senior director of finance of Taiho Oncology Inc. From January 2010 to September 2014, Mr. Chen served as the corporate controller of Medimetriks Pharmaceuticals Inc., where he devised and established the system flows, internal control, and financial infrastructures for the pharmaceutical startup company. From November 2007 to October 2009, Mr. Chen worked as vice president for Domestic Operations at Clark Holding Inc., where he led Clark Holding Inc. to transit from a private entity to a public Nasdaq-listed corporation. From January 2007 to October 2007, Mr. Chen worked for Novartis Pharmaceuticals Inc. as an associate director. From June 1998 to January 2007, Mr. Chen served as the corporate controller at Bradley Pharmaceuticals Inc., where he monitored the financial accounting of monthly closings, reporting, operational results and SG&A analysis. Mr. Chen received his bachelor of science in business administration in accounting in 1987 and his master degree of professional accountancy in 1989 from University of Southern Mississippi. Mr. Chen is a Certified Public Accountant.

Mr. Chen does not have a family relationship with any director or executive officer of the Company and has not been involved in any transaction with the Company during the past two years that would require disclosure under Item 404(a) of Regulation S-K.

Mr. Chen has received an offer letter from the Company (the “Offer Letter”), which provides that his appointment as Chief Financial Officer is conditioned on the approval of the Board of Directors. The Offer Letter also sets his annual compensation of US$185,000 and establishes other terms and conditions governing his service for the Company.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Articles of Incorporation (incorporated by reference to our Form S-1 (file No. 333-228242) filed with the Securities and Exchange Commission on November 7, 2018)
3.2	Bylaws (incorporated by reference to our Form S-1 (file No. 333-228242) filed with the Securities and Exchange Commission on November 7, 2018)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 14, 2019.

Victory Commercial Management Inc.

	By:	/s/ Alex Brown
Alex Brown
President, Chief Executive Officer,
Treasurer and Chairman

By:	/s/ Robert Chen
Robert Chen
Chief Financial Officer and Principal Accounting Officer

