Form 10-K
period 2019-12-31
Victory Commercial Management Inc.
filed 2020-05-29
CIK 1723083

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number: ___333-228242______________

VICTORY COMMERCIAL MANAGEMENT INC.
(Exact name of issuer as specified in its charter)

Nevada	37-1865646
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification number)

424 Madison Ave. Suite 1002, New York, NY	10017
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code 212-922-2199

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every, Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes [  ] No [X]

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant as of December 31, 2018 (the last business day of the Registrant’s most recently completed fiscal year) was $0.

As of May 29, 2020, 21,711,000 ordinary shares of the registrant, par value $0.0001 per share, were issued and outstanding.

TABLE OF CONTENTS

TO ANNUAL REPORT ON FORM 10-K

FOR YEAR ENDED DECEMBER 31, 2019

RELIANCE ON SEC ORDER

Victory Commercial Management Inc., or the Company, is filing its Annual Report on Form 10-K for the fiscal year ended December 31, 2019, or the 2019 Annual Report, pursuant to the Securities and Exchange Commission’s, or SEC, Order under Section 36 of the Securities Exchange Act of 1934 Modifying Exemptions from the Reporting and Proxy Delivery Requirements for Public Companies dated March 25, 2020 (Release No. 34-88465).

As set forth in the Company’s Form 8-K furnished to the SEC on March 30, 2020, the Company was unable to file the 2019 Annual Report within the prescribed time period because, as a result of the outbreak of the coronavirus disease 2019, or COVID-19, the Company was unable to mobilize fully the internal personnel necessary to complete the disclosures in its 2019 Annual Report. Dalian, Liaoning, China and New York City, New York, U.S., where the Company’s corporate headquarter and operations are currently located, are both adversely affected by COVID-19. The Company has been following the recommendations of local health authorities to minimize exposure risk for its staff for the past several weeks, including the temporary suspension of its business activities and having staff work remotely, and, as a result, the 2019 Annual Report was not completed by the filing deadline, due to insufficient time to facilitate the internal and external review process.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K (the “Report”) and other reports (collectively the “Filings”) filed by the registrant from time to time with the Securities and Exchange Commission (the “SEC”) contain or may contain forward looking statements and information that are based upon beliefs of, and information currently available to, the registrant’s management as well as estimates and assumptions made by the registrant’s management. When used in the filings the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan” or the negative of these terms and similar expressions as they relate to the registrant or the registrant’s management identify forward looking statements. Such statements reflect the current view of the registrant with respect to future events and are subject to risks, uncertainties, assumptions and other factors (including the risks contained in the section of this Report entitled “Risk Factors”) relating to the registrant’s industry, the registrant’s operations and results of operations and any businesses that may be acquired by the registrant. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned.

Although the registrant believes that the expectations reflected in the forward-looking statements are reasonable, the registrant cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, the registrant does not intend to update any of the forward-looking statements to conform these statements to actual results. The following discussion should be read in conjunction with the registrant’s financial statements and the related notes thereto included in this Report.

As used herein and except as otherwise noted, the “Company”, “we,” “us,” and “our,” refer to (i) Victory Commercial Management Inc., a Nevada corporation (“VCM”); (ii) references to “China” or “PRC” are references to the People’s Republic of China, excluding Hong Kong Special Administrative Region of China, Macau Special Administrative Region of China and the Taiwan Region. References to “RMB” are to Renminbi, the legal currency of China, and all references to “$”, “USD” and dollar are to the U.S. dollar, the legal currency of the United States. (iii) references to “VCI” are to Victory Commercial Investment Ltd., our wholly owned subsidiary formed under the laws of the British Virgin Islands. (iv) references to “Sino Pride” are to Sino Pride Development Limited., a company formed under the laws of Hong Kong and a wholly owned subsidiary of VCI. (v) references to “DVPD” are Dalian Victory Plaza Development Co., Ltd., an entity formed under the PRC laws and an 80%-owned subsidiary of Sino Pride. References to “DVBM” are Dalian Victory Business Management Co. Ltd., a corporation formed under the laws of the People’s Republic of China and 5% owned by DVPD and 95% owned by Sino Pride. (vi) references to “DVPM” are Dalian Victory Property Management Co. Ltd., a corporation formed under the laws of the People’s Republic of China and 100% owned by Sino Pride.

Part I

ITEM 1.	BUSINESS

Corporate History

Victory Commercial Management Inc. (hereinafter referred to as the “Company”, “VCM”, and where appropriate, the terms “Company”, “we”, “us” or “our” are also referred to VCM and its wholly owned and majority owned subsidiaries as a whole) was incorporated on July 5, 2017 under the laws of Nevada.

On July 13, 2017, VCM formed a wholly owned subsidiary, Victory Commercial Investment Ltd. (“VCI”) under the laws of British Virgin Islands.

Sino Pride Development Limited (“Sino Pride”) is a Hong Kong company, incorporated on May 26, 1989. Sino Pride is a holding company who directly owns an 80% equity interest of Dalian Victory Plaza Development Co., Ltd. (“DVPD”), directly owns a 95% equity interest in Dalian Victory Business Management Co., Ltd. (“DVBM”), and directly owns 100% of DVPM.

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

Victory Plaza Holding Limited (“VP Holding”), a BVI company, is the original owner of Sino Pride. VP Holding was a shell company and incurred significant losses from the operations of Sino Pride and its subsidiaries DVPD and DVBM. VP Holding and Sino Pride had no relationship or affiliation with us or Alex Brown prior to the corporate restructure.

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

Recent Development

Appointment of Chief Financial Officer

On September 11, 2019, the Board of the Company appointed Robert Chen as the Chief Financial Officer and the Principal Accounting Officer of the Company, effective immediately. Conjunction with such appointment, on the same day, Mr. Alex Brown resigned from his position as the Interim Chief Financial Officer and Principal Accounting Officer of, effective immediately. Mr. Brown’s resignation was not the result of any disagreement between the Company and him on any matter relating to the Company’s operations, policies or practices.

Mr. Robert Chen, age 60, served as the senior director of finance at Wuxi Advanced Therapies from January 2019 to June 2019, where he managed both the company’s accounting and FP&A functions. Prior to that, Mr. Chen worked for Taiho Oncology Inc. from September 2014 to October 2018, where he supervised the accounting, financial reporting, and FP&A functions of the company. In January 2018, due to his outstanding performance, Mr. Chen was promoted to the senior director of finance of Taiho Oncology Inc. From January 2010 to September 2014, Mr. Chen served as the corporate controller of Medimetriks Pharmaceuticals Inc., where he devised and established the system flows, internal control, and financial infrastructures for the pharmaceutical startup company. From November 2007 to October 2009, Mr. Chen worked as vice president for Domestic Operations at Clark Holding Inc., where he led Clark Holding Inc. to transit from a private entity to a public Nasdaq-listed corporation. From January 2007 to October 2007, Mr. Chen worked for Novartis Pharmaceuticals Inc. as an associate director. From June 1998 to January 2007, Mr. Chen served as the corporate controller at Bradley Pharmaceuticals Inc., where he monitored the financial accounting of monthly closings, reporting, operational results and SG&A analysis. Mr. Chen received his Bachelor of Science in business administration in accounting in 1987 and his master’s degree of professional accountancy in 1989 from University of Southern Mississippi. Mr. Chen is a Certified Public Accountant.

Mr. Chen does not have any family relationships with any director or executive officer of the Company and has not been involved in any transaction with the Company during the past two years that would require disclosure under Item 404(a) of Regulation S-K.

Surrender Possession of Company’s New York Office

Due to the impact of the coronavirus pandemic, the Company has moved out of its New York office located in 424 Madison Avenue, New York, NY (the “Premise”) on February 28, 2020. The lease between the landlord (the “Landlord”) and the Company, dated June 12, 2019 (the “Lease”), will expire on August 31, 2022. On February 28, 2020, the Company entered into a surrender agreement with the Landlord to surrender possession of the Premise prior to the natural expiration of the Lease term (the “Surrender Agreement”), pursuant to which, the Company shall remain liable for all obligations under the Lease until the Landlord re-rents the Premises, which the Landlord will attempt to do, in good faith. The Company also represents that the Landlord may draw down on the security deposit, which totals $85,215, to cover the rent, damages, and any other expenses. Judging by the current market condition in New York City and the ongoing stay-at-home order issued by the local government, the Company believes that the Landlord may not be able to re-rent the Premises and in such event, the Company will be liable for the remaining rent from March 1, 2020 to August 31, 2022, in an estimated amount of $354,000.

Historical Events

Prior to our acquisition of Sino Pride in November 2016, the former management sold approximately 14% of the properties with buy-back options, pursuant to which such purchasers could request us to buy back their units at an agreed-upon price-approximately 20% (average) higher than the original sale prices. In addition, we have leased back some units and rented to third parties. As of December 31, 2016, there were approximately 750 store units, 18,828 square meters (202,663 square feet) that had buy-back options. Total buy-back liability amounted to $68.6 million and total lease back liability amounted to $8.8 million. As many purchasers have exercised the buy-back options and we do not have enough cash to satisfy a huge demand of the exercise of the options as well as we failed to pay rent for certain lease-back units; many purchasers have brought litigation against us claiming breach of contract due to our failure to fulfill our obligations under the buy-back options or lease-back terms.

As of December 31, 2019, to our knowledge, there were 565 lawsuits in total filed against us 1) for unpaid rent by the lease-back owners and 2) for the failure to buy-back property from the current owners of properties that exercised their options. Total claims amounted to $24,820,625. For certain properties, the Company leases back from the owners and rents to others. The Company has failed to pay the rent under those leases-backs and some owners have brought claims against the Company. Other claims were brought by owners of certain properties, where the Company granted the owners an option to request the Company to buy back the properties from the owners and the Company has failed to do so when such owners exercised the buy-back option. As of December 31, 2019, the Management estimated that current recorded and payable property financing agreements are in an aggregate amount of $77,464,781. The buy-back payables are $4,152,344, with the lease-back liabilities payable of $521,264 and expired lease payables of $5,529,680. The total is $92,410,701 with $4,742,632 accrued liability for litigation included. Should the actual liabilities from these lawsuits exceed the amounts accrued, the Company will have to accrue the additional estimated liabilities. As of December 31, 2019, the Company accrued $4,742,632 for possible additional litigation charges.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As indicated in the accompanying consolidated financial statements, the  Company had a net loss of $11,114,921 and $4,748,769 for the years ended December 31, 2019 and 2018, respectively; an accumulated deficit of $203,808,349 at December 31, 2019. The Company has an unrestricted cash balance of $122,884 as of December 31, 2019. The Company believes that if there is no additional investment or financing, the current cash balance available to the Company or its projected cash balance for the next 18 months will be very difficult to cover the required payments of the operating expenses arising from normal business operations and to meet the required payments of buy-backs and lease-backs if settled with the claims filed by the property owners during next 18 months from the issuance date of this report .

In light of our current operating state, management cannot provide assurance that the Company will achieve profitable operations or become cash flow positive in a short period of time. Management believes that with its current capital resources, it will be very difficult to continue operating and maintaining its business for the next 18 months from the issuance date of this report.

As of December 31, 2019, we had a total of $67,257,262 outstanding loans payable to Harbin Bank (the “Bank”). As of the date of this report, we are in default of three loans with the Bank in the aggregate amount of approximately $ 53.1M. These loans are secured by certain assets of the Company. The Company is currently in discussion with the Bank to convert the existing loans into a new loan and apply an additional liquidity loan in RMB 50 million (collectively, the “Refinancing Loans”) and waive the penalty of late payment of related loan interest. However, there is no assurance or certainty that such Refinancing Loans or Penalty Waiver will be approved by the Bank. In the event that the Bank rejects our Refinancing Loans and/or commence any legal proceeding against us regarding the Short-term Loans, we may lose our collateralized assets which will cause a material adverse effect on our results of operations. Furthermore, if the collateral on those loans cannot satisfy our payment obligation, we may be forced to commence liquidation process if we do not have sufficient liquidity or cannot raise sufficient fund at that time, if any at all .

As of December 31, 2019, the Company had property financing agreements payable of $77,464,781, lease liabilities payable of $521,264, expired lease-back payables of $5,529,680, and buy-back payables of $4,152,344. As of December 31, 2019, there were 565   lawsuits case against the Company in Dalian City, China. Litigants claimed that the Company failed to buy back the property pursuant to the sales contracts or the Company failed to pay the promised lease-back rent on time. As of December 31, 2019, such claims amounted to $24,820,625. These payables were included in and reported under the caption of “Property financing agreements payable”, “Lease liabilities payable” and “Other payables”

These lawsuits are mostly caused by the failure of DVPD   who failed to buy back the properties when requested to or to pay rents for certain lease-back stores. Subsequently, certain stores owned by DVPD have been frozen from transfer or disposition by the courts. DVPD has been prohibited from free transfer, disposal, and pledge of its equity interest in DVBM which accounts for 5% in DVBM from March 2, 2017 to March 1, 2019. The 5% equity interest in DVBM is still restricted currently as of the issuing date of this report. In addition, DVPD has been listed as a “dishonest debtor” by the local courts in the PRC. Once listed as a dishonest debtor, DVPD can be subject to certain restrictions in connection with commercial loans at the banks’ discretion; the purchase or transfer of properties and land use rights; and upgrade or renovation of properties. In addition, the bank accounts of DVPD are frozen by the courts which allow the inflow of cash to its bank accounts but prohibit the outflow of cash. The Company has been working actively to resolve these lawsuits since we acquired Sino Pride in November 2016. However, the company cannot guarantee that all litigation cases can be solved in the future or no new litigation cases will be generated.

Management believes that the recorded total property financing agreements payable, buy-backs payable, lease-back liabilities payable and expired lease payable liabilities of $92,410,701 is a reasonable estimation.

In order to continue as a going concern, the Company will need, among other things, an additional capital injection and/or additional financing and the continued forbearance of its lender not to foreclose on their loans that are in default. Management’s plans to obtain such fund for the Company include (1) obtaining capital from the sale of its stock (2) short-term and long-term borrowings from banks and third-parties, and (3) short-term borrowings from stockholders or other related parties when needed.

As  of the date of this Annual Report, the Short-Terms Loans have become due while the Company has not made the corresponding payment. The Bank has not taken legal action against the Company and the Bank and the Company are currently discussing combining and converting the principal and interests due into a new loan and borrowing an additional liquidity loans of RMB 50 million (approximately $7.25 million) (collectively, the “Refinancing Loans”). In addition, the Company has been negotiating with the Bank for a waiver of the penalties for late payment of principal and the related loan interest (the “Penalty Waiver”). The Company has already submitted the application for the Refinancing Loans at the request of the Bank. It usually takes about 2 to 3 months for the Bank to review and approve the Refinancing Loans and the Penalty Waiver which can be potentially longer as a result of the outbreak of the COVID-19. However, there is no assurance or certainty that such Refinancing Loans or Penalty Waiver will be approved by the Bank. In the event that the Bank rejects our Refinancing Loans and/or commence any legal proceeding against us regarding the Short-term Loans, we may lose our collateralized assets which will cause a material adverse effect on our results of operations. Furthermore, if the collateral on those loans cannot satisfy our payment obligation, we may be forced to commence liquidation process if we do not have sufficient liquidity or cannot raise the necessary funds at that time.

As a result of the coronavirus pandemic, our DVPD operations in Dalian remained closed from January 25, 2020 until March 5, 2020, which has adversely affected our operating revenues and cash flow in the first quarter of 2020. Moreover, after reopening of the shopping mall, we have much less shoppers and tenants in the shopping mall due to the continued effect of COVID-19, We cannot predict the full extent to which the COVID-19 pandemic will impact our business or operating results, which is highly dependent on inherently uncertain future developments, including the severity of COVID-19 and the actions taken by governments and private businesses in relation to COVID-19 containment. Additionally, even if the Company does raise sufficient funds to support its operations and generates adequate revenues, there can be no assurances that the revenue will be sufficient to a level where it will generate profits and positive cash flows from operations.

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

Corporate Structure

The following diagram illustrates our corporate structure as of the date of this Annual Report:

The address of our principal executive offices and corporate offices is 424 Madison Ave, Suite 1002, New York NY 10017. Our telephone number is 212-922-2199.

Our Business

General

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

Ownership of Retail Shops

As stated previously, Victory Plaza is approximately 137,554 square meters (1,480,619 square feet), which is owned and occupied by various retailers (See, “Description of Property – Rental Property”). The ownership of each retailer’s space falls into one of the four following categories:

Group(1)	Level of Ownership of Retail Space	Percentage of Victory Plaza
A	Owned by DVPD	16%, or 22,339 square meters (240,455 square feet)

B	Sold properties with buy-back options or return is in process without paying off	9%, or 12,114 square meters (130,394 square feet)

C(2)	Properties with buy-back options transferred to SML in 2017 and 2018(3)	6% or 8,013 square meters (86,251 square feet)

D	Sold properties without buy-back options	69%, or 95,088 square meters (1,023,519 square feet)

(1)	The categories are broken down for disclosure purposes; the Company does not maintain a similar alphabetical labelling system on its books.

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

Group A represents property that the Company owns 100%. Group B represents property we sold to individual owners with buy-back options which are pending. Group C represents property owned by SML, but the Company is still liable for the buy-back options. Pursuant to the SML Agreement, the Company is obligated to buy back these properties plus accrued interest no later than May 15, 2023. Group D presents property we sold to various individual owners without additional rights attached.

Temporary Suspension of the Renovation of Victory Plaza (the “Renovation”)

We initially planned to renovate and upgrade Victory Plaza to become a large-sized multifunctional shopping center, which would differ significantly from a traditional retail shopping center. Under the Renovation Plan, the direct renovation cost including the construction, regulatory approval, labor and administration & miscellaneous was estimated at $11.2 million. We would need an additional $83.9 million to buy back the properties that we sold to third parties with the buy-back option in order to conduct our Renovation. The total anticipated cost to complete the buy-backs and renovation was approximately $95.1 million. As of the date hereof, we have obtained a construction license and fire department permit and completed the Renovation of certain public areas and commenced renovation for some individual units. As the date hereof, we have not obtained any loans to be used for direct Renovation.

However, as a result of COVID-19 in China, the local market condition for shopping malls have substantially changed which brings uncertainty that if such Renovation is completed, we would be able to generate sufficient revenue to pay off the costs and expenses associated with the Renovation and provide us sustainable income for future development, not to mention the negative impact by COVID-19 to our current operation and liquidity. For more details of the impact caused by the outbreak of COVID, please refer to risk factor “The coronavirus breakout has a relatively big impact on the economy and society.” on page 22.

As the date hereof, management is taking prudent measures to reassess the feasibilities of the Renovation based on current market conditions, the Company’s liquidity and potential of future financing. Until a determination is made, the Renovation has been temporarily suspended.

Our Rental Income and Income from Common Area Management:

Victory Plaza currently has approximately 3,100 rental units. Among these rental properties, the Company owns approximately 400 units and 2,700 units were sold. The Company will lease back some of these sold properties at the owner’s will and sublet out to tenants. Our rent income was approximately $3.0 and $3.8 million for the fiscal years ended December 31, 2019 and 2018, respectively.

We currently provide common area management services to 1) tenants that lease the properties we own or occupy the property we do not own and 2) shop owners who purchased the property from us with or without a buy-back option. Common area management services include utilities, security, cleaning, fire service, landscaping, public facilities maintenance and other traditional services provided by a property management office. Our management income was approximately $4.5 and $5.7 million for the year ended December 31, 2019 and 2018, respectively.

The following is a table of our management fees:

Property location and class	RMB / per square foot	US $ / per square foot*
Most popular location with highest traffic	110	16
second popular location	119	17
third popular location	137	20
the least popular location	133	19

*Exchange rate for the Chinese Yuan Renminbi (CNY) and the US Dollar (USD) as of December 31, 2019 is 6.9615

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

Competition

We face intense competition in the Dalian retail industry. Our primary competition comes from ecommerce. China’s retail industry including Dalian is undergoing a major shift as a result of rapidly changing consumer behavior, adoption of technology, the emergence of local competitors and the surge of ecommerce. Retail ecommerce sales in China reached $1.36 trillion in 2018, compared to $1.1 trillion in 2017, an increase of 24% from 2017. Although retail growth is expected to continue in the healthy double digits over the next three years, it is primarily driven by ecommerce. By 2020, retail ecommerce is expected to make up more than 37% of total retail sales in China. In Dalian, we also compete fiercely with local multifunctional shopping centers who offer similar services such as Olympia 66 Plaza, New Mart Shopping Plaza, Galleria Shopping Plaza, and Dalian Friendship Mall.

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

Our Competitive Strength:

Experienced Victory Plaza Management Team

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

The establishment of a Sino-foreign cooperative joint venture

The establishment of a Sino-foreign cooperative joint venture requires the approval of the Ministry of Commerce or such departments and local governments as authorized by the State Council with certain requisite documents to be submitted for approvals before October 1, 2016. On September 3, 2016, the National People’s Congress Standing Committee adopted a decision on amending the relevant laws in relation to foreign invested companies, which took effect on October 1, 2016. Upon the effectiveness of the decision, the establishment of the foreign invested enterprise (including the Sino-foreign cooperative joint venture) and its subsequent changes are required to file with relevant commerce authorities instead of obtaining approvals from relevant commerce authorities, except for the foreign invested enterprises which are subject to special administrative measures regarding foreign investment entry in the PRC.

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

In March 2016, the Ministry of Finance and SAT jointly issued the Pilot Program of Replacing Business Tax with Value-Added Tax (“VAT”) in an All-round Manner, or Circular 36, effective from May 2016, according to which PRC tax authorities have started imposing VAT on revenues from various service sectors, including real estate, construction, financial services and insurance, as well as other lifestyle service sectors, replacing the business tax that co-existed with VAT for over 20 years. The VAT rates applicable to us may be generally higher than the business tax rate we were subject to prior to the implementation of Circular 36. For example, the VAT rate for sale and leasing of self-developed real estate will be increased from 5% (business rate) to 11%. However, VAT rate for leasing of real estate, which was owned by the general taxpayer before April 30, 2016, will be reduced to 5%. The PRC Enterprise Income Tax Law, or EIT Law, and its implementation rules provide that from January 1, 2008, a uniform income tax rate of 25% is applied equally to domestic enterprises as well as foreign investment enterprises.

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

From 2012, SAFE has promulgated several circulars to substantially amend and simplify the current foreign exchange procedure. Pursuant to these circulars, the opening of various special purpose foreign exchange accounts, the reinvestment of RMB proceeds by foreign investors in the PRC, and remittance of foreign exchange profits and dividends by a foreign-invested enterprise to its foreign shareholders no longer require the approval or verification of SAFE. In addition, domestic companies are no longer limited to extend cross-border loans to their offshore subsidiaries but are also allowed to provide loans to their offshore parents and affiliates and multiple capital accounts for the same entity may be opened in different provinces. SAFE also promulgated the Circular on Printing and Distributing the Provisions on Foreign Exchange Administration over Domestic Direct Investment by Foreign Investors and the Supporting Documents in May 2013, which specifies that the administration by SAFE or its local branches over direct investment by foreign investors in the PRC shall be conducted by way of registration and banks shall process foreign exchange business relating to the direct investment in the PRC based on the registration information provided by SAFE and its branches. In February 2015, SAFE promulgated SAFE Circular 13, which took effect on June 1, 2015. SAFE Circular 13 delegates the power to enforce the foreign exchange registration in connection with inbound and outbound direct investments under relevant SAFE rules from local branches of SAFE to banks, thereby further simplifying the foreign exchange registration procedures for inbound and outbound direct investments.

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

Employees

As of the filing date hereof, the Company has a total of 187 employees, including our executive officers.

Our employees are not represented by any collective bargaining agreement, and we have never experienced a work stoppage.

We believe we have good relations with our employees.

Intellectual Property

We do not have any intellectual property.

ITEM 1A.	RISK FACTORS

RISKS RELATING TO OUR BUSINESS

Our independent registered public accounting firm added an emphasis paragraph to its audit report describing an uncertainty related to our ability to continue as a going concern.

Due to our significant accumulated deficit, recurring losses and limited capital resources, our independent registered public accounting firm has issued a report that describes an uncertainty related to our ability to continue as a going concern. Our financial statement disclose that we had a net loss of $11,114,921 and $4,748,769 for the years ended December 31, 2019 and 2018, respectively; an accumulated deficit of $203,808,349 at December 31, 2019 and net cash used in operations of $413,257 for the year ended December 31, 2019. Additionally, total revenues for the year ended December 31, 2019 was $8,191,130, which decrease by approximately 18% or $1,797,909 as compared to $9,989,039, the total revenue for the year ended December 31, 2018. As of December 31, 2019, to our knowledge, there were total of 565 lawsuits against us for unpaid rent from lease-back owners and for the past due buy-backs of property from current owners of properties. Total claims amounted approximately $24,821,000. In addition, the Company is currently in default of certain outstanding bank loans, the aggregate amount of which, in addition to the corresponding interests, is approximately $66.9 million as of December 31, 2019. These conditions raise substantial doubt about our ability to continue as a going concern. These conditions may make it difficult for us to raise additional capital or obtain financing. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. We may be unable to continue operations if we cannot generate revenues in excess of our expenses and raise additional capital or obtain financing. In addition, we are dependent on the continued forbearance of our lender not to foreclose on our property.

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

We may not be able to obtain sufficient capital and/or loans may be forced to limit the scope of our operations.

We have sustained recurring losses and experienced negative cash flow from operations in recent years. As of December 31, 2019, we have generated cumulative losses of approximately $203,156,000 and; and we expect to continue to incur losses and have temporarily suspended our Renovation. In addition, these factors will be further affected by the COVID 19 conditions. We believe that our existing cash resources will not be sufficient to sustain operations during the next twelve months. We need to generate revenue and raise funding in order to sustain our operations and continue to implement our business plan. If adequate additional financing is not available on reasonable terms, if at all. We may not be able to resume the Renovation or continue to develop and expand the services of our Victory Plaza. There is no assurance that additional financing will be available to us if at all. As explained below, DVPD has been listed as a “dishonest debtor” by the courts and such designation may negatively impact our ability to obtain additional financing.

In connection with our growth strategies, we may experience increased capital needs and accordingly, we currently do not have sufficient capital to fund our future operations without additional capital investments or financing. Our capital needs will depend on numerous factors, including (i) our profitability; (ii) the development projects undertaken by our competitors; (iii) the level of our investment in operations and (vi) the continuing effect of the COVID 19 virus.We cannot assure you that we will be able to obtain capital in the future to meet our needs.

If we cannot obtain additional funding, we may be required to: (i) abandon the renovation plan; (ii) limit our operations and expansion; (iii) limit our marketing efforts; and (iv) decrease or eliminate capital expenditures. Such reductions could have a materially adverse effect on our business and our ability to complete the renovation or alternative business plan.

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

The majority of our revenues are generated from rentals and management fees of our Victory Plaza in the PRC and we anticipate that revenues from such rentals and management fees will continue to represent the substantial portion of our total revenues in the near future. Our revenues can also be affected by changes in the general economy and the effects of the COVID 19 virus. Our business is influenced by a number of economic factors which affect retail business and commercial real estate, such as employment levels, business conditions, interest rates and taxation rates. Adverse changes in these economic factors, among others, may restrict consumer spending, thereby negatively affecting our profitability.

Since the Company primarily engages in the business of the multi-functional shopping center located in Dalian, Liaoning, China, the outbreak of COVID-19 has had a significant impact on our business operations. In late January 2020, the Dalian government released a stop order on all activities that involved gathering, including a temporary suspension of shopping malls. As a result, all retailors and service providers of our shopping center were shut down until further notice, subject to the containment of COVID-19. Given that the outbreak has been gradually controlled in China, the Company’s Dalian office has resumed business since March 5, 2020. However, our business was and has continued being adversely impacted by the COVID-19 virus. We have much less traffic in our shopping mall and less tenants after the reopening due to the concerns of the virus.

We are subject to extensive government regulation that could cause us to incur significant liabilities or restrict our business activities.

Regulatory requirements could cause us to incur significant liabilities and operating expenses and could restrict our business activities. We are subject to statutes and rules regulating, among other things, property management, fire safety in public places, certain developmental matters, building and site design, and matters concerning the protection of health and the environment. Our operating expenses may be increased by governmental regulations, such as fees and taxes that may be imposed. Any delay or refusal from government agencies to grant us necessary licenses, permits, and approvals could have an adverse effect on our operations, particularly, our renovation plan or any alternative plan.

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

As of December 31, 2019, the Company has 3 leases outstanding which will expire in one year. These leases are for approximately 431 square feet in rental space and represent annual rental income of approximately $123,000.

Bank loans in default could have a material adverse effect on our results of operations

As of December 31, 2019, we had a total of $67,257,262 outstanding loans payable to Harbin Bank (the “Bank”). The agreement with the Bank contains certain protective contractual provisions that limit our activities in order to protect the Bank. We are currently in default of 3 of our loans with the Bank (the “Short-Terms Loans”) in the aggregate amount of approximately $ 53.1M. We have guarantee and security agreements with the bank in connection with these bank loans, pursuant to which we have guaranteed or provided security including property mortgages, pledge of accounts receivable (including property management fees and rentals) and 80% equity interest of DVPD held by Sino Pride was pledged for all liabilities under the bank loans, as applicable.

As  of the date of this Annual Report, the Short-Terms Loans have become due while the Company has not made the corresponding payment. The Bank has not taken legal action against the Company and the Bank and the Company are currently discussing combining the principal and interests due into a new loan and an additional loans in an amount of RMB 50 million (approximately $7.25 million) (collectively, the “Refinancing Loans”). In addition, the Company has been negotiating with the Bank for a waiver of the penalty for late payment of principal and the related loan interest (the “Penalty Waiver”). The Company has already submitted the application for the Refinancing Loans at the request of the Bank. It usually takes about 2 to 3 months for the Bank to review and approve the Refinancing Loans and the Penalty Waiver which can be potentially longer as a result of the outbreak of the COVID-19. However, there is no assurance or certainty that such Refinancing Loans or Penalty Waiver will be approved by the Bank. In the event that the Bank rejects our Refinancing Loans and/or commence any legal proceeding against us regarding the Short-term Loans, we may lose our collateralized assets which will cause a material adverse effect on our results of operations. Furthermore, if the collateral on those loans cannot satisfy our payment obligation, we may be forced to commence liquidation process if we do not have sufficient liquidity or cannot raise sufficient fund at that time.

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

The operating histories of DVPD and DVBM may not provide a meaningful basis for evaluating our business as we plan to renovate the Victory Plaza into a multifunctional shopping plaza to attract a more diversified group of customers. We cannot guarantee that we can achieve profitability or that we will have net profit in the future. We will encounter risks and difficulties that companies who substantially adjust or expand their business frequently experience, including the potential failure to:

●	Obtain sufficient working capital to support our operation and carry out our business plan;

●	Manage our expanding operations and continue to meet customers’ demands;

●	Maintain adequate control of our expenses allowing us to realize anticipated income growth;

●	Implement, adapt and modify our business strategies as needed;

●	Anticipate and adapt to changing conditions in the commercial real estate rental and management industry resulting from changes in government regulations, mergers and acquisitions involving our competitors, technological developments and other significant competitive and market dynamics.

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

Our future success depends on our ability to retain key executives and to attract, retain, and motivate qualified personnel.

We are highly dependent on the business development expertise of Alex Brown, our Chairman, Chief Executive Officer, and President; as well as the other principal members of our management team. We do not currently have employment agreements with any of the named executive’ officers but plan to enter into employment agreements with certain executive officers, as deemed appropriate by the Company. Each of the named executive officers has a full-time position with the Company and performs their duties and services customary and appropriate to their position and as the Company may from time-to-time assign. We do not maintain key person insurance for any of our executives or other employees. If we are unable to continue to attract and retain high-quality personnel, our ability to pursue our growth strategy will be limited. While we are working on rectifying its failure to put proper employment arrangements in place, it is uncertain that such failure could be retroactively rectified completely.

Recruiting and retaining qualified management, and sales and marketing personnel will also be critical to our success. The loss of the services of our executive officers or other key employees could impede the achievement of our development of business and seriously harm our ability to successfully implement its business strategy. Furthermore, replacing executive officers and key employees may be difficult and may take an extended period of time. We may be unable to hire, train, retain, or motivate these key personnel on acceptable terms given the competition among numerous competitor companies for similar personnel.

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

We are currently involved in, and may in the future be subject to, claims, suits, government investigations, and proceedings arising from our business. As of December 31, 2019, to our knowledge, there were total of 565 lawsuits against us for unpaid rent by the lease-back owners and for the past due buy-back of property from current owners of the properties. Total claims amounted to $24,820,625. Historically, when DVPD sold property, it granted a buy-back option to certain purchasers pursuant to which, they could request DVPD to buy back their properties at the original purchase prices during certain time frames. DVPD also leased back certain sold units and then sub-leased to third parties. These lawsuits are caused by our failure to buy back the properties when required to or our failure to pay rents for certain lease-back units. Subsequently, certain units owned by DVPD have been frozen from transfer or disposition by the courts. DVPD has been restricted from free transfer, disposition, pledge of its 5% equity interest in DVBM from March 2, 2017 to March 1, 2019. The 5% equity interest in DVBM is still restricted currently. In addition, DVPD has been listed as a “dishonest debtor” by the PRC courts. Once listed as a dishonest debtor, DVPD may be imposed with certain restrictions in connection with the commercial loans at the banks’ discretion; purchase or transfer of properties and land use rights; and renovation, upgrade or renovation of properties. In addition, the bank accounts of DVPD are frozen by the courts which allows the inflow of cash to the bank accounts but prohibits the outflow of cash. The management is negotiating with these claimants actively and attempting to settle these cases with a discounted payment amount. However, we cannot predict with certainty the cost of defense, the cost of prosecution, or the ultimate outcome of these lawsuits and other proceedings filed by or against us, including remedies, damage awards, and penalties. Regardless of the outcome, any such claims or actions require significant time, money, managerial and other resources, result in negative publicity, and harm our business and financial condition and future prospects.

One of our operating subsidiaries has been listed as a “dishonest debtor” by PRC courts due to the lawsuits filed against us. Until such subsidiary has been cleared by PRC courts, that designation may materially adversely affect our ability to obtain financing, thus affecting our operations.

As of December 31, 2019, to our knowledge, there were total of 565 lawsuits against us for unpaid rent by the lease-back owners and for the past due buy-back of property from current owner of properties. Total claims amounted to $24,820,625. Subsequently, DVPD has been listed as a “dishonest debtor” by the courts. In accordance with the Regulation of the Supreme People’s Court on the Publication of Information on the List of Dishonest Debtor, the courts have announced such listing to the public through the list database and informed the relevant government departments, financial regulatory agencies, financial institutions, institutions that undertake administrative functions and industry associations of such information of a dishonest debtor, so that the relevant parties can take credit disciplinary actions against the dishonest debtor. As such, DVPD may suffer certain restrictions in connection with commercial loans at banks’ discretion, purchase or transfer of properties and land use rights, and renovation, upgrade or renovation of properties. Additionally, certain properties of DVPD have been frozen from transfer or disposition and its bank accounts are frozen. Until we are able to settle the judgments against us and DVPD is removed from the Dishonest Debtor list, it will be very difficult for us to obtain additional loans from banks. Accordingly, unless we can successfully raise sufficient capital from other sources, which we cannot assure, the Dishonest Debtor designation will materially adversely affect our ability to carry our operations and business plan.

We provided properties as collateral to help individuals acquire bank loans which imposes substantial risks to a substantial loss in our assets.

On May 18, 2017, the Company provided 14 units of rental properties, totaling 293 square meters (3,153 square feet), owned by the Company as collateral to help three individuals, among which, a board member of DVPD, an employee of DVPD (now a former employee) and one individual, to acquire one year bank loans in the aggregate amount of RMB 15,000,000, or approximately USD$2,160,450 (the “the 15M Loan”). There was no gain or profit for the Company to provide such collateral.

These three individuals have not yet repaid the loans to the Harbin Bank, which exposes the Company to a loss of properties if the individuals are insolvent and fail to repay the bank loans. On December 30, 2019, the Company entered into three separate repayment agreements with such individuals (the “Repayment Agreements”), pursuant to which, the parties agree that the Company’s guarantee period for the 15M Loan shall be extended to December 31, 2020 (the “Expiration Date”). After the Expiration Date, the three individuals shall replace the Company’s collateral or repay the 15M Loan to release the Company’s assets. Otherwise, the three individuals shall pay the Company a penalty of 1% of the 15M Loan. The three individuals also agreed to provide the Company 1% of the 15M Loan as compensation (the “Compensation”) in a one-time payment on May 30, 2020. An overdue payment of such Compensation will subject to daily late fees of 0.5% of such Compensation.

We have identified multiple material weaknesses in our internal control over financial reporting which could, if not remediated, result in material misstatements in our financial statements.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act. As disclosed elsewhere in this report, we identified material weaknesses in our internal control over financial reporting primarily as a result of lack of accounting staffing, insufficient policies and procedures to ensure the correct application of accounting and financial reporting with respect to the current requirements of GAAP and SEC disclosure requirements, lack of segregation of duties, no independent audit committee and no effective control procedures as to the use of the Company’s assets, and concluded that neither our disclosure controls and procedures nor our internal control over financial reporting were effective as of December 31, 2019. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. As a result of these material weaknesses, our management concluded that our internal control over financial reporting was not effective based on criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission in Internal Control-An Integrated Framework (2013). We are actively engaged in developing a remediation plan designed to address these material weaknesses. If our remedial measures are insufficient to address these material weaknesses, or if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results.

RISKS RELATING TO DOING BUSINESS IN CHINA

The coronavirus outbreak has had a big impact on the economy and society.

The outbreak of the COVID-19 was first reported on December 31, 2019 in the City of Wuhan, Hubei, China and was recognized as a pandemic by the World Health Organization (WHO) on March 11, 2020. Efforts to prevent the virus spreading include travel restrictions, quarantines, curfews, event postponements and cancellations, and facility closures. These include a quarantine of Hubei, curfew measures elsewhere in China, and national travel restrictions. In late March, Chinese Premier Li Keqiang reported that spread of epidemic has been basically blocked and the outbreak has been controlled in China. As a result, some of the government restrictions and quarantines abovementioned have relaxed in certain areas.

On January 31, 2020, a public health emergency was declared in the United States with travel restrictions placed on entry for travelers from China. On March 13, 2020, a national emergency was further declared in the United States. On March 20, 2020, the governor of New York issued a statewide stay-at-home order to help combat the spread of the COVID-19 virus. New York City has been deemed as the new coronavirus epicenter as it accounts for roughly a third of all the coronavirus cases in the United States. As of mid-April 2020, more than 2.11 million cases have been reported across 210 countries and territories.

The Company’s business operations could be adversely affected by the effects of a widespread outbreak of contagious disease, including the recent outbreak of coronavirus known as COVID-19. The Company’s corporate headquarters and operations are located in Dalian, Liaoning, China and New York City, New York, U.S., where any outbreak of contagious diseases and other adverse public health developments could be materially adverse to the Company’s business operations. In response to the highly contagious and sometimes fatal coronavirus inflicting thousands of people in China and the United States, the local government has imposed travel restrictions and quarantines/stay-at-home order to help control the spread of COVID-19.

Since the Company primarily engages in the business of the multi-functional shopping center are located in Dalian, Liaoning, China, the outbreak of COVID-19 has significantly impact on our business operations. In late January 2020, the Dalian government released a stop order on all activities that involved gathering, including a temporary suspension of shopping malls. As a result, all retailors and service providers of our shopping center were shut down until further notice, subject to the containment of the COVID-19 virus. Given that the outbreak has been gradually controlled in China, the Company’s Dalian office has resumed business since March 5, 2020. However, our business was and has continued to be adversely impacted by the outbreak of the COVID-19 virus. We have much less traffic in our shopping mall and less tenants after the reopening due to the concern of the virus. In wake of the impact on market conditions and economic environment, the Company temporarily suspended its original Renovation. Consequently, the coronavirus pandemic has negatively impacted our operating revenue during the first quarter of 2020, and the Company believes the negative impact on revenue will continue throughout year 2020.

Our office located in New York City is facing the same situation. If the COVID-19 continues to spread in the United States, the federal and state governments may impose additional measures further restricting travel within and outside of the United States and also impose the regions under mandatory quarantine. Similarly, the continued spread of COVID-19 globally could further adversely impact the Company’s operations and could have an adverse impact on the Company’s business and financial results.

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

We are subject to the U.S. foreign corrupt practices act (“FCPA”), and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers as defined by the statute for the purpose of obtaining or retaining business. We are also subject to Chinese anti-corruption laws, which strictly prohibit the payment of bribes to government officials. We have operations, agreements with third parties, and earn revenues in China, and could be exposed to corruption. Our activities in China create the risk of unauthorized payments or offers of payments by one of the employees, consultants of our Company, because these parties are not always subject to our control. Our existing safeguards and any future improvements may prove to be less than effective, and the employees, consultants of our company may engage in conduct for which we might be held responsible. Violations of the FCPA or Chinese anti-corruption laws may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition. In addition, the government may seek to hold our company liable for successor liability FCPA violations committed by companies in which we invest or that we acquire.

The government in China has the right to take over part or all of our underground properties during times of war.

Among the approximately 137,554 square meters (1,480,619 square feet) of the total rental area of Victory Plaza, approximately 59,000 square meters (635,071 square feet) was designed for use as an underground civil air defense shelter (the “Civil Air Defense Shelter”). The Civil Air Defense Shelter is allowed to be used for a shopping place or garage during peace time as set forth in approvals by the local air defense authority. However, the primary use of any civil air defense shelter is to protect civilians during times of war. In order to serve this purpose, the PRC government authorities, by law and regulation, reserve the right to take over the Civil Air Defense Shelter during times of war. If any military conflict or a war breaks out between China and other countries or regions, it is likely that the Civil Air Defense Shelter or other part of our underground Victory Plaza will be seized by the government in China as underground civil air defense shelters. Although the seizure of civil air defense shelters by the government authorities in China for use during times of war does not mean the government authorities permanently revoke our right to use, operate and profit from the facilities and we may continue the use and operation of our the Civil Air Defense Shelter after the war, our business would still be interrupted.

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

In addition, the PRC government imposes controls on the convertibility of the renminbi, or “RMB” into foreign currencies and, in certain cases, the remittance of currency out of China. Shortages in the availability of foreign currency may restrict the ability of our PRC subsidiaries to remit sufficient foreign currency to pay dividends or other payments to us, or otherwise satisfy their foreign currency denominated obligations. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade-related transactions can be made in foreign currencies without prior approval from the State Administration of Foreign Exchange (“SAFE”) by complying with certain procedural requirements. However, approval from appropriate government authorities is required where RMB is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of loans denominated in foreign currencies. The PRC government may also, at its discretion, restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to pay dividends in foreign currencies to our security-holders.

Our business may be materially and adversely affected if any of our PRC subsidiaries declares bankruptcy or becomes subject to a foreclosure, dissolution or liquidation proceeding.

The enterprise bankruptcy law of the PRC, or the bankruptcy law, came into effect on June 1, 2007. The bankruptcy law provides that an enterprise will be liquidated if the enterprise fails to settle its debts as and when they fall due and if the enterprise’s assets are, or are demonstrably, insufficient to clear such debts.

Our PRC subsidiaries hold assets that are important to our business operations. If our PRC subsidiaries undergo a voluntary or involuntary liquidation proceeding, Harbin Bank, the holder of our debt which is currently in default or unrelated third-party creditors may claim rights to some or all of our assets, thereby hindering our ability to operate our business, which would materially and adversely affect our business, financial condition and results of operations.

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

Other than Notice 37, our ability to conduct foreign exchange activities in the PRC may be subject to the interpretation and enforcement of the implementation rules of the administrative measures for individual foreign exchange promulgated by SAFE in January 2007 (as amended and supplemented, the “Individual Foreign Exchange Rules”). Under the individual foreign exchange rules, any PRC individual seeking to make a direct investment overseas or engage in the issuance or trading of negotiable securities or derivatives overseas must make the appropriate registrations in accordance with the SAFE provisions. PRC individuals who fail to make such registrations may be subject to warnings, fines or other liabilities.

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

As of December 31, 2019 and 2018, the Company had tax payables and VAT payable (value added tax), real estate tax, land use right tax, income tax, taxes related to rental and other taxes in the aggregate amount of $0.8 million and $0.6 million, respectively. As of December 31, 2019, and 2018 the Company accrued tax penalties payable in the amount of $247,732 and $39,497, respectively in accordance with Chinese tax law including the expected penalties for not being in incompliance with the social security rules of China. Some of these tax payables were incurred prior to November 2016, when we acquired the ownership of Sino Pride. As of May 31, 2018, we have paid off 2017 and prior year’s taxes due including penalties. However, we cannot guarantee that we have sufficient cash to pay all the payables under the settlements or if we can reach a settlement with the tax authorities, if at all. In addition, our PRC subsidiaries failed to strictly comply with PRC laws and regulations to contribute towards social insurance premiums and housing funds on behalf of their employees, which are based on the average salary of employees of Dalian city instead of their employees’ average monthly salary for the preceding year, as required by the applicable laws and regulations. We may be required by relevant authorities to make up the shortfall of social insurance premiums and housing funds. Even after we have successfully settled all tax payables, if any PRC government authority takes the position that there is non-compliance with the taxation, environmental protection, employment and/or social security rules by our PRC subsidiaries, they may be exposed to penalties from PRC government authorities, in which case the operation of our PRC subsidiaries in question may be adversely affected.

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

There remains significant international pressure on the PRC government to adopt a flexible currency policy. Any significant appreciation or depreciation of the RMB may materially and adversely affect our revenues, earnings and financial position, and the value of, and any dividends payable on, our securities in U.S. dollars. For example, to the extent that we need to convert U.S. dollars we receive from public a offering into RMB to pay our operating expenses, appreciation of the RMB against the U.S. dollar would have an adverse effect on the RMB amount we would receive from the conversion. Conversely, a significant depreciation of the RMB against the U.S. dollar may significantly reduce the U.S. dollar equivalent of our earnings, which in turn could adversely affect the price of our securities.

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

As the date hereof, one shareholder owns 95% of the Company’s common stock. As a result, this stockholder may exercise significant influence over all matters requiring stockholder approval, including the appointment of our directors and the approval of significant corporate transactions. This ownership and control may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination that may be in the best interest of the Company and any other stockholders.

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

We plan to apply to be listed on OTCQB Market, but there is no assurance that we will be approved for the listing at this point. There is no trading market for our Common Stock and at times there is no trading in our Common Stock. Accordingly, there can be no assurance as to the liquidity of any markets that may develop for our Common Stock, the ability of holders of our Common Stock to sell our Common Stock, or the prices at which holders may be able to sell our Common Stock. Further, many brokerage firms will not process transactions involving low price stocks, especially those that come within the definition of a “penny stock.” If no market develops, holders of our Common Stock may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of our Common Stock, and the market value of our Common Stock would likely decline.

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

Our Board of Directors has the right to create a new series of preferred stock. As a result, the Board of Directors may, without stockholder approval, issue preferred stock with voting, dividend, conversion, liquidation or other rights that may adversely affect the voting power and equity interests of the holders of our Common Stock. Although we have no present intention to issue any shares of preferred stock or to create any new series of preferred stock, we may issue such shares in the future.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Our corporate headquarters are located on 424 Madison Ave, Suite 1002, New York, NY 10017, for which we currently pay rent of $14,202.50 per month for our lease.

Rental Properties

All of our rental properties are located in Victory Plaza, located at Dalian, Liaoning Province, PRC. As previously disclosed, Victory Plaza is approximately 137,554 square meters (1,480,619 square feet), which is owned and occupied by various retailers. We categorize the various ownership status of such rental space into the following four categories:

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

The following table summarizes ownership of Dalian Victory Plaza Shopping Center as of December 31, 2019:

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

SML Agreement

On December 29, 2017, the Company entered into the SML Agreement. Pursuant to the SML Agreement, SML will negotiate with each individual property owner who exercised their option to request that the Company buy back the property on a case by case basis and pay an agreed price to such owner. SML will subsequently become the owner of the property and the Company has agreed to buy back the property at the initial price under the buy-back option with the previous owner plus annual interest of 8% commencing on January 1, 2018, no later than May 15, 2020. In addition, SML will settle the lease-back payables under the lease-back agreements with each individual property owner and the Company agreed to pay SML the initial amount of rent payables under the lease-back plus annual interest of 8% commencing on January 1, 2018, to be repaid no later than May 15, 2020. The SML Agreement helps the Company to temporarily relieve part of the pressure from disputes and expedite the settlements which should help Company improve its credit and financial position so that the Company can focus on its operation and carrying out its business plan. However, if the Company fails to carry out the Renovation, or the Renovation is not successful, the Company may not have enough funds to buy back the properties from SML or pay the lease-back amounts owed to SML before May 15, 2020, and the Company may not able to continue its operation or business. Acknowledging the impact by outbreak of COVID-19, on January 15, 2020, the Company entered into a supplemental agreement with SML to extend the original repayment date from May 15, 2020 to May 15, 2023.

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

Lease-back

As part of our business operations, the Company may lease-back properties from the owners of the properties and subleases these properties to un-related third parties with new lease terms. Sales and lease-backs are two separate business transactions. Lease-backs could happen immediately after the sale of property or at any time after the sale if the owner of the property wants to do so. A typical lease-back consists of a fixed annual payment amount and duration of lease period.

Rent Lease

The Company will rent out rental properties 100% owned by us and the properties leased back (properties not owned by us) to retail store tenants. A typical rent lease consists of a fixed rent payment amount for the duration of lease period. Normally, an advance rent payment is required before occupancy.

Collateral of Property

As a part of collateral for a of bank loan, 18,650 square meters (200,747 square feet) of rental properties owned by DVPD were pledged for a long-term bank loan, approximately US$60 million (RMB 390 million). The maturity date of bank loan is July 18, 2027. The interest rate will float at 120% of the similar benchmark loan rate published by the People’s Bank of China. The current benchmark rate for a business loan over 5 years is 4.9% per annum adjusted on October 24, 2015. The average interest rates were 5.88% and 5.9% for the year ended December 31, 2019 and 2018, respectively.

On March 24, 2015, DVPD, as collateral for another bank loan used 2,053 square meters (22,098 square feet) of rental properties pledged for a long-term bank loan, approximately US$7.7 million (RMB 50 million). The maturity date of bank loan is July 19, 2024. The loan charges a floating rate of interest at 120% of the loan rate published by the People’s Bank of China. The current benchmark rate for a business loan over 5 years is 4.9% per annum adjusted on October 24, 2015. The average interest rates were 5.88% and 5.9% for the year ended December 31, 2019 and 2018, respectively.

On May 18, 2017, totaled 140 square meters (1,507 square feet), owned by the Company as collaterals to help one unrelated individual to acquire a US$770,000 (RMB5,000,000) 12 months bank loan. The loan requires interest at 8.568% per annum.

In addition, the Company has 3 short-term outstanding loans with the Bank including RMB 23,000,000, RMB19,900,000, and RMB10,240,000 respectively. As of the date of this Annual Report, the Short-Terms Loans have become due while the Company has not made the corresponding payment. The Company is not aware that the Bank has taken any legal action against the Company. In the event that the Bank rejects our Refinancing Loans and/or commence any legal proceeding against us regarding the Short-term Loans, we may lose our collateralized assets which will cause a material adverse effect on our results of operations. Furthermore, if the collateral on those loans cannot satisfy our payment obligation, we may be forced to commence liquidation process if we do not have sufficient liquidity or cannot raise sufficient fund at that time, if any at all.

On the same day, DVPD allowed one of its board members to use 7 units of its rental properties, totaling 138 square meters (1,485 square feet), as collateral to borrow US$770,000 (RMB 5,000,000), for one year. The loan requires interest at 8.568% per annum. DVPD further provided 2 units of rental properties, totaling 15 square meters (161 square feet), owned by the Company as collateral to help an employee of DVPD (now a former employee) to acquire a US$770,000 (RMB 5,000,000) 12 month bank loan. The loan requires interest at 8.568% per annum.

The aggregate amount of the loan acquired by the three individuals is RMB 15 million (the “15M Loan”). There was no profit or gain received by for the Company to provide properties as collateral. These three individuals have not yet repaid the loans to the Harbin Bank, which exposes the Company to a loss of its 293 square meters properties if the individuals are insolvent and fail to repay the bank loans. On December 30, 2019, the Company entered into three separate repayment agreements with such individuals (the “Repayment Agreements”), pursuant to which, the parties agree that the Company’s guarantee period for the 15M Loan shall be extended to December 31, 2020 (the “Expiration Date”). After the Expiration Date, the three individuals shall replace the Company’s collateral or repay the 15M Loan to release the Company’s assets. Otherwise, the three individuals shall pay the Company a penalty of 1% of the 15M Loan to the Company. The three individuals also agreed to provide the Company 1% of the 15M Loan as compensation (the “Compensation”) in a one-time payment on May 30, 2020. An overdue payment of such Compensation will lead to daily late fees of 0.5% of such Compensation.

Vacancy Rate in Latest 5 Years

In the month of December	Total Available Area for Rent (SQFT)	Total Rented Area (SQFT)	Vacancy (SQFT)	Vacancy (%)

2015	263,683	218,507	45,176	17.13%
2016	202,372	170,715	31,657	15.64%
2017	211,758	153,235	58,523	27.64%
2018	192,016	121,509	70,508	36.72%
2019	200,602	97,280	103,322	51,51%

Average Rent in Recent 5 Years

In the month of December	Average Rent Per Month Per SQFT in US$

2015	$2.48
2016	$1.97
2017	$1.83
2018	$2.34
2019	$2.42

Tenants

The Company received its rental income and management fee income from approximately 700 tenants. Revenue from the top ten tenants accounted for 18.23% and 19.29% of total revenue for the year ended December 31, 2019 and 2018, respectively. No individual tenant’s revenue accounts for more than 10% of the total revenue in both years.

Top 10 Tenants in the year ended December 31, 2019

Top 10	Revenue in US$	% of Total Revenue
1	$578,499	7.06%
2	394,444	4.82%
3	198,118	2.42%
4	130,220	1.59%
5	36,006	0.44%
6	35,905	0.44%
7	32,073	0.39%
8	30,186	0.37%
9	30,146	0.37%
10	27,292	0.33%
Total top 10	$1,492,889	18.23%

Total Revenue for the year ended December 31, 2019	$8,191,130

Top 10 Tenants in the year ended December 31, 2018

Top 10	Revenue in US$	% of Total Revenue
1	$592,333	5.93%
2	498,587	4.99%
3	273,950	2.74%
4	181,002	1.81%
5	121,122	1.21%
6	90,652	0.91%
7	58,924	0.59%
8	40,794	0.41%
9	37,335	0.37%
10	31,819	0.32%
Total top 10	$1,926,518	19.29%

Total Revenue for the year ended December 31, 2018	$9,989,039

ITEM 3. LEGAL PROCEEDINGS

As of December 31, 2019, to our knowledge, there were 565 lawsuits in total filed against us 1) for unpaid rent by the lease-back owners and 2) for the failure to buy-back property from the current owners of properties that exercised their options. Total claims amounted to approximately $24,821,000. Management believes that the amount claimed by these litigants approximates the amount that the Company has already recorded under the caption of “Property financing agreements payable”, Lease liabilities payable” and “Other payables” in the accompanying consolidated financial statements.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

There is presently no public market for our shares of Common Stock. We are considering applying to have our shares quoted on OTCQB. We cannot guarantee that when we will apply and if we do, our securities will be approved for quoting on OTCQB. We cannot assure you that our securities will continue to be quoted on OTCQB, if approved, after this annual report.

As of the date hereof, no shares of our Common Stock have been traded.

Stockholders of Record

As of the date hereof, there are 21,711,000 issued and outstanding shares of Common Stock, among these shares, 20,700,000 shares were held by one shareholder of record.

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

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2019, we did not have sales of unregistered securities.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial for the years ended December 31,2019 and 2018 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors.

Overview

Victory Commercial Management Inc. (hereinafter referred to as the “Company”, “VCM”) was incorporated on July 5, 2017 under the laws of Nevada. On July 13, 2017, VCM formed a wholly owned subsidiary, Victory Commercial Investment Ltd. (“VCI”) under the laws of British Virgin Islands. VCI owns 100% of Sino Pride Development Co., Ltd (“Sino Pride”), a company incorporated in Hong Kong on May 26, 1989.

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

VCM and its subsidiaries are primarily engaged in the business of commercial real estate rental and management in the PRC. DVPD and DVBM manage Dalian Victory Plaza Shopping Center (“Victory Plaza”), a multi-functional underground shopping center, located at Dalian City, Liaoning Province of China. Victory Plaza has approximately 137,577 square meters (1,480,619 square feet) rental space. DVPD was the developer of Victory Plaza.

The following table summarizes ownership of Dalian Victory Plaza Shopping Center as of December 31, 2019:

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

**On December 29, 2017, the Company executed the SML Agreement, pursuant to which, SML has bought certain properties from the individual property owners and the Company has agreed to buy back those properties from SML at the original purchase price under the buy-back options plus annual interest of 8% commencing on January 1, 2018 to be paid later than May 15, 2020. Acknowledging the impact by outbreak of COVID-19, on January 15, 2020, the Company entered into a supplemental agreement with SML to extend the original repayment date from May 15, 2020 to May 15, 2023.

Group A represents property that the Company owns 100% ownership. Group B represents property we sold to individual owners with buy-back options which are pending. Group C represents property owned by SML, but the Company is still liable under the buy-back options. Pursuant to the SML Agreement, the Company is required to buy back the properties plus interest at 8%, no later than May 15, 2023. Group D represents property we sold to various individual owners without additional rights attached.

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

Temporary Suspension of the Renovation of Victory Plaza (the “Renovation”)

We initially planned to renovate and upgrade Victory Plaza to become a large-sized multifunctional shopping center, which would differ significantly from a traditional retail shopping center. Under the Renovation Plan, the direct renovation cost including the construction, regulatory approval, labor and administration & miscellaneous is estimated at $11.2 million. We would need an additional $83.9 million to buy back the properties that we sold to third parties with the buy-back option in order to conduct our Renovation. The total anticipated cost to complete the buy-backs and Renovation is approximately $95.1 million. As of the date hereof, we have obtained a construction license and fire department permit and completed the Renovation of certain public areas and commenced Renovation for some individual units. As the date hereof, we have not obtained any loans to be used for direct Renovation.

However, as a result of the outbreak of COVID-19 in China, the local market condition for shopping malls have substantially changed which brings uncertainty that if such Renovation is completed, we would be able to generate sufficient revenue to pay off the costs and expenses associated with the Renovation and provide us sustainable income for future development, not to mention the negative impact by COVID-19 to our current operation and liquidity. For more details of the impact caused by the outbreak of COVID, please refer to risk factor “The coronavirus breakout has a relatively big impact on the economy and society.” on page 22.

As the date hereof, management is taking prudent measures to reassess the feasibility of the Renovation based on current market conditions, the Company’s liquidity and potential of future financing. Until a determination is made, the Renovation is temporarily suspended.

Factors That May Influence our Future Results

We generate our revenues primarily from rental and management fee income from tenants under existing leases at Victory Plaza. The management fee income includes the charges mainly for property management, maintenance and repair, and security, and is recognized over the terms of the leases. The amount of rental income and management fee income we receive is primarily dependent on our ability to maintain or increase rental rates and occupancy rates of our property. Factors that could affect our rental income include (i) changes in the economic environment; (ii) local competition from other shopping facilities similar to our shopping mall; (iii) the attractiveness of rental space; (iv) the financial stability of our tenants; (v) trend of market rental rates; (vi) the development of local transportation and (vii)  the outbreak of highly contagious disease like the VOCID 19 virus.

Economic Conditions and Outlook

For a detailed discussion of economic conditions and the outlook regarding our industry, please see the section titled “Industry Overview”.

Results of Operations

Comparison of Results of Operations for the Years Ended December 31, 2019 and 2018.

Revenues

Our revenues, which consist of property rentals, property management fees and other income, were $8,191,130 for the year ended December 31, 2019, compared to $9,989,039 for the year ended December 31, 2018, a decrease of 1,797,909, or 18%.

	2019	2018	$ change	% change
Revenues:
Rental income	$2,977,880	$3,758,060	$(780,180)	-21%
Management fee income	4,470,061	5,653,687	(1,183,626)	-21%
Other income	743,189	577,292	165,897	29%
Total revenues	$8,191,130	$9,989,039	$(1,797,909)	-18%

Rental income was $2,977,880 in fiscal 2019, a decrease of $780,180, or 21%, compared to rental income of $3,758,060 in 2018. The decrease in rental income was primarily due to the increase in vacancy rates. The vacancy rate in the month of December 2019 was 51.51%, an increase of 14.79% compared to the vacancy rate of 36.72% in the month of December 2018.

Management fee income for the year ended December 31, 2019 was $4,470,061, a decrease of $1,183,626, or 21%, compared to management fee income of $5,653,687 in the corresponding period in 2018. The decrease in management fee income was primarily due to the increase in vacancy rates as previously discussed. The vacancy rate in the month of December 2019 was 51.51%, an increase of 14.79% compared to the vacancy rate of 36.72% in the month of December 2018.

Other income for the year ended December 31, 2019 was $743,189, an increase of $165,897, or 29%, compared to other income of $577,292 during the year ended December 31, 2018. The increase in other income was primarily due the decrease in net utility expensed for tenants from the decrease of occupancy rates.

Operating Expenses

	2019	2018	$ change	% change
Operating expenses
Selling expenses	$4,262,763	$4,566,741	$(303,978)	-7%
Depreciation and amortization	1,231,787	1,361,867	(130,080)	-10%
Lease expenses	2,712	2,364,004	(2,361,292)	-100%
Payroll and payroll related expenses	1,954,530	1,759,585	194,945	11%
Business taxes	476,211	496,243	(20,032)	-4%
Operating lease expense	599,054	504,401	94,653	19%
Other general and administrative expenses	4,051,445	1,117,124	2,934,321	263%
Total operating expenses	$12,578,502	$12,169,965	$408,537	3%

Selling expenses were $4,262,763 for the year ended December 31, 2019, a decrease of $303,978, or 7%, compared to $4,566,741 in 2018. The decrease in selling expenses in 2019 was primarily due to a decrease in payroll and related payroll taxes.

Depreciation and amortization expenses were $1,231,787 for the year ended December 31, 2019, a decrease of $130,080, or 10%, compared to depreciation and amortization expenses of $1,361,867 in 2018. The decrease in depreciation and amortization expenses was primarily due to the expiration of leases and de-recognition of right-of-use (“ROU”) assets during the year ended December 31, 2019.

Lease expenses consists of lease-back expenses and additional lease payments resulting from late payment or settlement payments to the property owners. Lease expense was $2,712 for the year ended December 31, 2019, a decrease of $2,361,292 or 100%, compared to $2,364,004 in 2018. The decrease in lease expense in 2019 was primarily due to an accrued lease expense for additional possible litigation charges for the year ended December 31, 2018.

Payroll and payroll related expenses were $1,954,530 for the year ended December 31, 2019, an increase of $194,945, or 11%, compared to payroll and payroll related expenses of $1,759,585 in 2018. The increase in payroll and payroll related expenses were primarily due to a $352,422 increase in our New York office operations, partially offset by a $157,477 decrease in China’s and Hong Kong’s payroll and payroll related expenses.

Business taxes consists of value added tax (“VAT”), taxes related to rental, property tax, land use rights tax and other surcharges and fees. Business taxes were $476,211 for the year ended December 31, 2019, a decrease of $20,032, or 4%, as compared to business taxes of $496,243 in 2018. The decrease in business taxes resulted mostly from decrease in local  and property taxes of $102,400 partially offset by an increase of tax penalties of $82,368 in 2019.

The operating lease expenses were $599,054 for the year ended December 31, 2019, an increase of $94,653, or 19%, compared to the operating lease expenses of $504,401 in 2018. The increase in operating lease expense was primarily due to the increase of rent expenses in 2019, principally due to our new offices located in the U.S.

Other general and administrative expenses were $4,051,445 for the year ended December 31, 2019, an increase of $2,934,321, or 263%, compared to other general and administrative expenses of $1,117,124 in 2018. The increase in other general and administrative expenses was primarily due to (i) higher attorney and consulting fees in 2018, approximately $500,000, in connection with litigation cases, and (ii) a decrease in other expenses.

Other Income (Expenses)

	2019	2018	$ change	% change
Other income (expenses)
Interest income	$725,778	$509,619	$216,159	42%
Interest - loans	(4,147,614)	(4,131,313)	(16,301)	0%
Interest - ROU and other capitalized liabilities	(2,773,739)	(1,672,119)	(1,101,620)	66%
Interest - related parties	(537,210)	(519,970)	(17,240)	3%
Gain (loss) from foreign currency transactions	(271,447)	(1,220,769)	949,322	-78%
Gain (loss) from disposal of fixed assets	119	1,337,124	(1,337,005)	-100%

Other income	276,564	3,129,585	(2,853,021)	-91%
Total other expenses, net	$(6,727,549)	$(2,567,843)	$(4,159,706)	162%

Interest income was $725,778 for the year ended December 31, 2019, an increase of 42% or $216,159, compared to interest income of $509,619 in 2018. Increase in interest income mainly resulted from interest charged on short-term loan receivables in 2019.

Interest – loans was $4,147,614 for the year ended December 31, 2019, an increase of $16,301, or 0%, compared to $4,131,313 in 2018.

Interest – ROU assets and other capitalized liabilities was $2,773,739 for the year ended December 31, 2019, an increase of $1,101,620, or 66%, compared to $1,672,119 in 2018. The increase in interest – ROU and other capitalized liabilities in 2019 was primarily due to the interest accrued for SML.

Interest – related parties was $537,210 for the year ended December 31, 2019, an increase of $17,240, or 3%, compared to $519,970 in 2018.

Loss from foreign currency transactions was $271,447 for the year ended December 31, 2019; a decrease of $949,322 or 78%, compared to $1,220,769 for the year ended December 31, 2018.

The unpaid loan balance due to Sino Pride, a related party, was approximately $13 million. This loan and related interest payable are denominated in US dollars. The Company uses the bank spot exchange rate to record proceeds and repayments in RMB on the Company’s books. By the end of the year, the loan balance and interest payable in US dollars is translated to RMB recorded on the Company’s books. The gain or loss will be recognized in the statements of operations. $271,447 currency exchange loss in the year ended December 31, 2019 was primarily due to the change of US$/RMB rate. As of December 31, 2019, one US dollar translated to RMB 6.9615, while at December 31, 2018, one US dollar translated to RMB 6.8778. Exchange gain means that the Company needs less RMB to repay the loan and interest payable denominated in US dollars due to the change of the exchange rate.

Other income was $276,564 for the year ended December 31, 2019, compared to $3,129,585 in 2018. The decrease in other income is mainly due to refund of $3,129,585 received in 2018 for property and business taxes paid in previous years.

As a result of the above-mentioned discussion, the Company’s net loss was $11,114,921 for the year ended December 31, 2019, an increase of $6,366,152, or 134%, compared to net loss of $4,748,769 in 2018.

Liquidity and Capital Resources

The Cash flow generated from our operations is not sufficient to meet our daily operations, including the interest payments on bank loans. The current cash balance is not sufficient to support our Renovation plan (currently terminated) and repayment of bank loans. The Company will need to seek additional capital resources from our current shareholder, management or employees, outside sources, including through the sale of our equity securities, or from bank loans if available. There is no assurance that additional financing will be available to us. As explained elsewhere, DVPD has been listed as a “dishonest debtor” by the PRC courts and such designation may negatively impact our ability to obtain additional financing. In addition, we are currently in default of certain of our loans with Harbin Bank.

The Company had cash and cash equivalents of $122,884 and $188,921 as of December 31, 2019 and 2018, respectively. Most of the Company’s funds are kept in financial institutions in China. The Company is subject to the regulations of the PRC, which restrict the transfer of cash from China, except under certain circumstances. Accordingly, such funds may not be readily available to satisfy obligations which are outside the PRC.

On June 28, 2018, DVBM entered into a loan agreement to lend RMB 50,000,000 or US$7,265,647 (the “Principal”) to Zhong Ke Chuang Zhan Investment, Ltd, an independent third party (“ZKCZ”). The maturity date of the unsecured loan was June 30, 2019 (the “Maturity Date”). The interest (the “Interest”) accrued on the unpaid Principal amount of the loan from July 1, 2018 to September 30, 2018 at 2% per month and from October 1, 2018 to June 30, 2019 0.7% per month. All computations of the Interest rate were based on the daily balance of the Principal amount of the loan. Accrued, but unpaid, interest was be paid on the Maturity Date. The outstanding loan principal to ZKCZ was approximately $7.5 million at December 31, 2019.

On June 30, 2019, the Company signed a new loan agreement with ZKCZ to amend the loan amount from RMB 50,000,000 to RMB 75,000,000  or US$10,773,540  and extended the Maturity Date to September 30, 2020. At the request of the Company, ZKCZ has provided the Company a Promissory Note and payment plan related to the outstanding loan. As of June 30, 2019, the Company has recorded a reserve allowance of RMB 18,144,100   in the accompanying consolidated financial statements. From January 1, 2020 to March 31, 2020, ZKCZ has made payments of approximately RMB 6.2 million back to the Company.

On July 20, 2014, the Company’s subsidiary, DVPD entered into a 10-year loan agreement (the “RMB 390M Loan”) US$56,022,409 (RMB 390,000,000 translated at the December 31, 2019 exchange rate) long-term borrowing from Harbin Bank (the “Bank”). The RMB 390M Loan was used for “repayment of other bank loans, repayment of shareholder loans and renovations”. The RMB 390M Loan charges a floating rate of interest at 120% of the loan rate published by the People’s Bank of China for similar loans. The current benchmark rate for a business loan over 5 years is 4.9% per annum adjusted on October 24, 2015. The effective interest rate was 5.88% for years ended December 31, 2019 and 2018.   Originally, the RMB 390M Loan was to mature on June 19, 2024. On August 17, 2017, the Bank agreed to the following: (i) to extend the maturity date of the RMB 390M Loan from July 19, 2024 to July 18, 2027; (ii) to extend the initial monthly repayment date from August 20, 2017 to July 20, 2020, however, during the extended period, the Company has to repay principal of US$71,824 (RMB 500,000 translated at December 31, 2019 exchange rate  ) per quarter plus monthly interest; and (iii) add Mr. Alex Brown, our controlling shareholder and founder of VCI, as a joint and several guarantor. The RMB 390M Loan agreement includes customary events of default, including DVPD’s failure to pay any principal or interest when due, becoming insolvent, or ceasing operations, or if there is a material adverse change in the assets, business, commitments, or prospects of DVPD. Upon   the Bank’s declaration of an event of default under the Loan agreement, they can demand payment in full of all outstanding principal and accrued interest. The RMB 390M Loan balance was US$55,519,644 (RMB 386,500,000) as of December 31, 2019.

The RMB 390M Loan is secured substantially by the 18,650 square meters (200,747 square feet) of rental properties owned by DVPD and guaranteed jointly by Sino Pride, DVPD, DVBM, and Mr. Alex Brown. If DVPD fails to fulfill the obligations of the relevant provisions of the RMB 390M Loan agreement, each guarantor shall be liable and pay liquidated damages to the Bank.

According to the loan agreement with the Bank dated August 17, 2017, the Company had paid to the Bank the quarterly principal plus monthly interest through the first quarter of 2019. As of December 31, 2019, the accrued principal and interest totaled approximately $2.7 million (the “RMB 390M Loan Balance Due”).

On March 24, 2015, DVPD entered into a loan agreement with the same Bank for US$7,182,360 (RMB50, 000,000) (the “RMB 50M Loan”). The RMB 50M Loan was used for Renovation. The RMB 50M Loan charges a floating rate of interest at 120% of the loan rate published by the People’s Bank of China. The current benchmark rate for a business loan over 5 years is 4.9% per annum adjusted on October 24, 2015. The effective interest rate for the year ended December 31, 2019 and 2018 was 5.88%.   The maturity date of the RMB 50M Loan is July 19, 2024. The RMB 50M Loan Agreement includes customary events of default, including DVPD’s failure to pay any principal or interest when due, becoming insolvent, or ceasing operations  , or if there is a material adverse change in the assets, business, commitments, or prospects of DVPD. Upon the Bank’s declaration of an event of default   under the loan agreement, the Bank Loan can demand payment in full of all outstanding principal and accrued interest. The RMB 50M Loan balance was US$4,104,206 (RMB 28,571,429) as of December 31, 2019.

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

According to the loan agreement with the Bank dated March 24, 2015, the Company had paid to the Bank the been making principle quarterly principal plus related monthly interest through the first quarter of 2019. The Company, however, has not paid the principle and interest since April 2019 which can be considered as an event of default. As of December 31, 2019, the accrued  principal and interest totaled approximately US$0.8 million (the “RMB 50M Loan Balance Due”).

On December 21, 2017, DVPD entered into a liquidity loan agreement (the “RMB 23M Loan”) for US $3,303,886 (RMB 23,000,000 translated at December 31, 2019 exchange rate) from the Bank with interest at 6.5%, payable monthly. The RMB 23M Loan was used for short term liquidity needs. On December 28, 2017, DVPD borrowed US$1,723,766 (RBM 12,000,000 translated at December 31, 2019 exchange rate). The term of the loan was one year and was due on December 20, 2018. On January 19, 2018, DVPD borrowed an additional US$1,580,119 (RBM 11,000,000 translated at December 31, 2019 exchange rate). The loan agreement includes customary events of default, including DVPD’s failure to pay any principal or interest when due, becoming insolvent, or ceasing operations, or if there is a material adverse change in the assets, business, commitments, or prospects of DVPD  . Upon the bank’s declaration of an event of default under the loan agreement, the Bank can demand repayment in full of principal and accrued interest. The Loan also prohibits the payment of dividends. The RMB 23M loan is secured by the same collateral as the RMB 50M loan and is guaranteed jointly by DVBM and Sino Pride. The Company did not make repayment at the due date and is currently in default  , DVPD is negotiating the bank to extend the term of the loan.

The RMB 23M loan is secured by the same collateral as the RMB 50M loan and is guaranteed jointly by DVBM and Sino Pride.

As of the date of this Annual Report, the RMB 23M Loan has not been paid.

On September 27, 2018, DVPD borrowed $2,858,579 (RMB19,900,000), translated at December 31, 2019 rate, in a short-term loan from Harbin Bank (the “RMB 19.9M Loan”). The loan requires interest at 6.50% per annum and expires on September 12, 2019. The use of loan proceeds is restricted to pay principal and interest amounts owed to Harbin Bank. As of the date of this Annual Report, the RMB 19.9M Loan has been expired while the Company has not made the corresponding repayment.

On March 26, 2019, DVPD borrowed $1,470,947 (RMB10,240,000) in a short-term loan from Harbin Bank (the “RMB 10.24M Loan”, together with the RMB 23M Loan and RMB 19.9M Loan, the “Liquidity Loan Balance Due”). The loan requires interest at 6.50% per annum and expires on March 11, 2020. The use of loan proceeds is restricted to pay principal and interest amounts owed to Harbin Bank. As of December 31, 2019 and as of the date of this Annual Report, the RMB 10.24M Loan has been expired while the Company has not made the corresponding repayment.

As  of the date of this Annual Report, the Short-Terms Loans including RMB 23,000,000, RMB19,900,000, and RMB10,240,000 respectively have become due while the Company has not made the corresponding payment. The Company is not aware that the Bank has taken any legal action against the Company. In the event that the Bank rejects our Refinancing Loans and/or commence any legal proceeding against us regarding the Short-term Loans, we may lose our collateralized assets which will cause a material adverse effect on our results of operations. Furthermore, if the collateral on those loans cannot satisfy our payment obligation, we may be forced to commence liquidation process if we do not have sufficient liquidity or cannot raise sufficient fund at that time, if any at all.

The Bank and the Company are currently discussing potential grant to convert the principal and interests due, including the RMB 390M Loan Balance Due, the RMB 50M Loan Balance Due, and the Liquidity Loan Balance Due into a new loan and an additional liquidity loans in an amount of RMB 50 million (collectively, the “Refinancing Loans”). The collateral for the potential RMB 50 million loan will be the remaining values of same collateral for the RMB 390M Loan and RMB 50M Loan but ranking junior to the RMB 390MB Loan and RMB 50M Loan. In addition, the Company has been negotiating with the Bank for a waiver of the penalty for late payment of related loan interest (the “Penalty Waiver”). The Company has already submitted the application for the Refinancing Loans at the request of the Bank. It usually takes about 2 to 3 months for the Bank to review and approve the Refinancing Loans and the Penalty Waiver which can be potentially longer as a result of the outbreak of the COVID-19. However, there is no assurance or certainty that such Refinancing Loans or Penalty Waiver will be approved by the Bank.

Sino Pride is a major cash source to the operations of DVPD and DVBM. In the period from 1996 to 2008, DVPD received total loans of $38,683,297 from Sino Pride and repaid $20,710,919 in the period from 1998 to 2014. In 2015, repayment amount was $4,068,630. Loan payable to Sino Pride bears interest at 8% per annum. As of December 31, 2019, remaining principal payable was $13,303,748 and interest payable was $9,611,023. Related party loan has been eliminated in accompanying consolidated financial statements.

DVDC contributed land use rights and infrastructures totaling $20,000,000 to DVPD in December 2000. Among this $20,000,000 contribution, $6,800,000 was recorded as registered capital, and $13,200,000 was recorded as loan payable by DVDC per December 2000 agreement. The loan is payable when DVPD is profitable. Loan principal $3,300,000 (25% of $13,200,000) bears interest at 8% per annum. The remaining balance of principal bears interest at benchmark bank rate of China, which was 5.88% at December 31, 2019.

Due to shareholder represents the investment amount that Sino Pride received from its former shareholders, which was assigned to current shareholder Mr. Alex Brown. Loan payable to shareholder was $65,931,644 and $64,151,148, respectively at December 31, 2019 and 2018. The balance due to shareholder bears no interest. If the interest was calculated at 5% (December 2019 US (Fed) Prime rate) for the loan payable to shareholder, the balance for interest expense would have been approximately $3.3M and $3.2M for the twelve months ended December 31, 2019 and 2018, respectively.

As of December 31, 2019, the Company had property financing agreements payable of $77,464,781, lease liabilities payable of $521,264, expired lease-back payables of $5,529,680, and buy-back payables of $4,152,344. As of December 31, 2019, there were total of 565 lawsuits against the Company in Dalian City, China. Litigants claimed that the Company did not buy back the property pursuant to the sales contract or the Company did not pay the promised lease-back rent on time. These claims amounted to $24,820,625 (RMB 172,788,781). These payables were included in and reported under the caption of “Property financing agreements payable”, “Lease liabilities payable” and “Other payables”. As of December 31, 2019, the Company accrued $4,742,632 for possible extra litigation charges. The Company will record attorney fees when invoiced. The attorney fees in connection with litigation cases was $21,869and $97,071 for December 31, 2019 and 2018, respectively.

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

Management believes that the recorded total property financing agreements payable, buy-back payables, lease-back liabilities payable and expired lease payable liabilities of $92,410,701 is a reasonable estimation. Should the settlement of these liabilities exceed management’s estimates, additional accruals will be necessary.

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

In addition, the PRC government imposes controls on the convertibility of the renminbi, or “RMB” into foreign currencies and, in certain cases, the remittance of currency out of China. Shortages in the availability of foreign currency may restrict the ability of our PRC subsidiaries to remit sufficient foreign currency to pay dividends or other payments to us, or otherwise satisfy their foreign currency denominated obligations. Please see “Regulations Regarding Foreign Exchange” on page 13-14.

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

Cash Flows

Cash and cash equivalents were $122,884 and $188,921, as of December 31, 2019 and 2018, respectively. Cash and cash equivalents decreased by $169,012 and $554,798 during 2019 and 2018, respectively. The following table shows the changes in cash flows.

	2019	2018	$ Change
Net Cash Provided by (Used in) Operating Activities	$(413,257)	$1,787,675	$(2,200,932)
Net Cash Used in Investing Activities	(2,664,404)	(7,412,372)	4,747,968
Net Cash Provided by Financing Activities	2,894,432	5,076,475	(2,182,043)
Effect of exchange rate changes on cash and cash equivalents	14,217	(6,576)	20,793
Net increase (decrease) in cash and cash equivalents	$(169,012)	$(554,798)	$385,786

Operating Activities

Cash flows from operating activities primarily consist of cash inflows from tenant rentals and management fee income payments, and tenant property expense reimbursements and cash outflows for property operating costs, selling expenses, business taxes, and general and administrative expenses.

In 2019, net cash used in operating activities was $413,257. The net cash used in operating activities was primarily from an increase in account payables and accrued liabilities of $5,039,015, non-cash depreciation and amortization of $1,231,787, allowance for doubtful accounts of $3,090,825, an increase in SML loan interest payable of $1,688,217, offset by $11,114,921 in net loss, $513,862 in short-term loan interest receivable, and $677,485 decrease in deferred rental income.

In 2018, net cash provided by operating activities was $1,787,675. The net cash provided by operating activities was primarily from $1,361,866 in non-cash depreciation and amortization, $1,220,769 in non-cash foreign currency exchange loss on loan and interest repayments to a related party, an increase in other payables of $2,942,626, and increase in property financing agreements payables of $1,665,273, offset by $4,748,769 in net loss, $1,337,124 in gain on sale/disposal of fixed assets, and short-term loan interest receivable of $495,943.

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

In 2019, net cash used in investing activities was $2,664,404 which was primarily from an advance of $2,642,563 for a short-term loan receivable, $21,841 in capital expenditures – fixed assets and improvements,

In 2018, net cash used in investing activities was $7,412,372 which was primarily from an advance of $8,923,642 for a short-term loan receivable, $150,688 in capital expenditures – fixed assets and improvements, offset by cash of $1,661,958 received for disposition of fixed assets. During 2018, the Company sold 26 properties with 7,460 square feet (693 square meters) to third parties without buy-back options. Those sales were considered as final.

Financing Activities

Cash flows from financing activities are impacted by the nature, timing and extent of borrowings and repayments of loans and advances from banks and related parties.

In 2019, net cash provided by financing activities was $2,894,432 which was due to $1,943,830 in repayment from short-term loan receivable, $1,774,621 in advances from our principal shareholder, and $1,481,610 in proceeds from bank loans, $1,011,000 in proceeds from initial public offering, and $172,300 in advance from related individual, offsets by $3,222,806 in decrease in property financing agreements payable, and $266,123 in repayment of bank loans.

In 2018, net cash provided by financing activities was $5,076,475 which was due to $4,668,591 in proceeds from bank loans, $1,362,472 in advances from our principal shareholder, and $156,981 in advances from a related individual, offsets by $1,111,569 in repayment of bank loans.

Cash, cash equivalents and restricted cash consist of following at December 31, 2019 and 2018, respectively.

	December 31, 2019	December 31, 2018
Cash	$122,884	$188,921
Restricted cash	27,223	130,199
Cash, cash equivalents and restricted cash	$150,107	$319,120

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The audited financial statements of the Company for the fiscal year ended December 31, 2019, and the notes thereto are set forth on page F-1 through F-37 of this Annual Report.

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

During the Company’s years ended December 31, 2017 and 2016, and through the subsequent interim period preceding RBSM’s dismissal, there were (i) no “disagreements” (as that term is described in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) between the Company and RBSM on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to RBSM’s satisfaction, would have caused RBSM to make reference thereto in their reports, and (ii) no “reportable events” (as that term is described in Item 304(a)(1)(v) of Regulation S-K).

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2019. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officers also confirmed that there was no change in our internal control over financial reporting during the year ended 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed our internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the report entitled “2013 Internal Control-Integrated Framework.”

Based on management’s assessment using the COSO criteria, management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2019, due to the existence of the following material weaknesses:

●	As of December 31, 2019, there was a lack of accounting personnel with the requisite knowledge of Generally Accepted Accounting Principles (“GAAP”) in the U.S. and financial reporting requirements of the Securities and Exchange Commission;

●	As of December 31, 2019, there were insufficient written policies and procedures to ensure the correct application of accounting and financial reporting with respect to the current requirements of GAAP and SEC disclosure requirements.

●	As of December 31, 2019, there was a lack of segregation of duties.

●	As of December 31, 2019, the Company found errors in previous reported financial statements and restated financial statements as of and for the year ended December 31, 2016.

●	As of December 31, 2019, there was no independent audit committee.

Notwithstanding the existence of these material weaknesses in our internal control over financial reporting, our management believes that the financial statements included in its reports fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented. We continue to evaluate the effectiveness of internal controls and procedures on an on-going basis. Once our cash flows from operations improve to a level where we are able to hire additional personnel in financial reporting, we plan to improve our internal controls and procedures by hiring the seasoned professionals to form an accounting team with sufficient in-house expertise in internal control and US GAAP reporting. However, due to the limited cash flow, we cannot assure you when we will be able to implement those remediation methods.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019, that occurred during our fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table presents information with respect to our officers and directors as of the date of the filing:

Directors and Executive Officers

Name	Age	Position
Alex Brown	47	President, Chief Executive Officer, Treasurer and Chairman
Jiang Wang	38	Director
Guiqing Liu	75	Director
Robert Chen	61	Chief Financial Officer and the Principal Accounting Officer

Mr. Brown (a.k.a. “You Chang”), President, Chief Executive Officer, Treasurer and Chairman. Alex Brown is the founder of Victory Commercial International Ltd, Skyview Holdings LLC, Victory Commercial Management Inc., and Victory Commercial Investment Ltd. and he acquired ownership of Sino Pride through his indirect holding of Victory Commercial Investment Ltd. in November 2016. Mr. Brown was the accountant and then Chief Marketing Officer at Dalian Limeishun Coating & Resin Co., Ltd. from September 1995 to September 2005. In October 2005, Mr. Brown founded Dalian Yiwen International Trade Co., Ltd. in the business of international trading. Mr. Brown has been a Director of Sino Pride since December 2016 after he acquired Sino Pride. Mr. Brown graduated from Dongbei University of Finance and Economics in December 1995 with a College Degree majoring in Accounting.

Jiang Wang, Director. Mr. Wang has been a manager of Human Resources Department at DVPD since March 2011. Before joining the Company, he worked at Fuxin Chemical Equipment Limited responsible for Human Resources from July 2006 to February 2011. Mr. Wang graduated from Fuxin College with a College Degree majoring in Management.

Guiqing Liu, Director. Mrs. Guiqing Liu has been an administration manager for the Purchase Department at DVPD since September 2007. Before joining the Company, she worked as a manager at Logistics Department of Jingzhou Railway Bureau from May 1986 to June 1993. Mrs. Liu graduated from Liaoning Xiongxue Agriculture College with a College Degree majoring in Agriculture.

Mr. Robert Chen, age 61, Chief Financial Officer and the Principal Accounting Officer since September 2019. Mr. Chen served as the Senior Director of finance at Wuxi Advanced Therapies from January 2019 to June 2019, where he managed both the company’s accounting and FP&A functions. Prior to that, Mr. Chen worked for Taiho Oncology Inc. from September 2014 to October 2018, where he supervised the accounting, financial reporting, and FP&A functions of the company. In January 2018, due to his outstanding performance, Mr. Chen was promoted to the Senior Director of Finance of Taiho Oncology Inc. From January 2010 to September 2014, Mr. Chen served as the Corporate Controller of Medimetriks Pharmaceuticals Inc., where he devised and established the system flows, internal control, and financial infrastructures for the pharmaceutical startup company. From November 2007 to October 2009, Mr. Chen worked as Vice President for Domestic Operations at Clark Holding Inc., where he led Clark Holding Inc. to transit from a private entity to a public Nasdaq-listed corporation. From January 2007 to October 2007, Mr. Chen worked for Novartis Pharmaceuticals Inc. as an Associate Director. From June 1998 to January 2007, Mr. Chen served as the Corporate Controller at Bradley Pharmaceuticals Inc., where he monitored the financial accounting of monthly closings, reporting, operational results and SG&A analysis. Mr. Chen received his Bachelor of Science in business administration in accounting in 1987 and his master’s degree of professional accountancy in 1989 from the University  of Southern Mississippi. Mr. Chen is a Certified Public Accountant.

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

We believe that the members of our Board of Directors are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date. In addition, we currently do not have nominating, compensation or audit committees or committees performing similar functions nor do we have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes the functions of such committees can be adequately performed by our board of directors.

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

ITEM 11. EXECUTIVE COMPENSATION.

The particulars of the compensation paid to the following persons:

(a)	principal executive officer;

(b)	each of our three most highly compensated executive officers who were serving as executive officers at the end of the years 2019 and 2018.

Summary Compensation Table

						Non-Equity
Name and			Bonus	Stock	Option	Incentive Plan	Nonqualified Deferred	All Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Compensation	Compensation
Position	Year	($)	($)	($)	($)	($)	Earings ($)	($)	Total($)

Alex Brown,	December 31, 2019	$119,600	-	-	-	-	-	-	$119,600
President, CEO
and Chairman(1)	December 31, 2018	$87,900	-	-	-	-	-	-	$87,900

Xiaolong Zhou,	December 31, 2019	$62,500	-	-	-	-	-	-	$62,500
Former Chief
Financial Officer and	December 31, 2018	$125,000	-	-	-	-	-	-	$125,000
Principal Accounting
Officer(2)

Rober Chen,	December 31, 2019	$69,000	-	-	-	-	-	-	$69,000
Chif Financial
Officer and Principal	December 31, 2018	-	-	-	-	-	-	-
Accounting Office
(3)

(1) Mr. Alex Brown was appointed as the CEO and Chairman of the Company on November 10, 2017, and Interim Chief Financial Officer and Interim Principal Accounting Officer on May 7, 2019. Mr. Brown resigned from the position of Interim Chief Financial Officer and Interim Principal Accounting Officer on September 11, 2019.

(2) Mr. Xiaolong Zhou, former CFO of the Company, was appointed on December 12, 2017 and resigned on May 9, 2019.

(3) Mr. Chen was appointed as the Chief Financial Officer and the Principal Accounting Officer on September 11, 2019.

Option Grants in Last Fiscal Year

The company did not grant any options in the fiscal year ended December 31, 2019.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement, or similar benefits for directors or executive officers. We have no material bonus or profit-sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the Board of Directors.

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

Change of Control Compensatory Plans

As of December 31, 2019, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of termination of employment or change in control of us.

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

Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, at the address of 424 Madison Ave. Suite 1002, New York, NY 10017.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Common Stock (1)
Alex Brown (2)	20,700,000	95%
Robert Chen	0	-
Jiang Wang	0	-
Guiqing Liu	0	-
Skyview Holdings LLC (2)	20,700,000	95%
All directors and executive officers as a group (2 people)	20,700,000	95%
5% Shareholders:
Victory Commercial International Ltd.	20,700,000	95%

(1)	Based on 21,711,000 shares of Common Stock outstanding as of the date hereof.

(2)	Alex Brown indirectly owns and controls 20,700,000 shares of Common Stock through his 100% ownership of Victory Commercial International Ltd., a British Virgin Islands company which is the sole member of Skyview Holdings LLC, a Wyoming limited liability company, who is the record holder of 20,700,000 shares of Common Stock.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

The following includes a summary of certain transactions in the years ended December 31, 2019 and 2018, of which we were or are to be a participant and the amount involved exceeded or exceeds $120,000 and in which any related person had or will have a direct or indirect material interest (other than compensation described in Item 11 of this Report). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

Loans from a Related Party

The Company had been financing its operations from Sino Pride, DVDC, the holder of the 20% equity interest of DVPD and its shareholder.

Loan payable to related party consists of following as of December 31, 2019 and 2018

	2019	2018
Loan payable to DVDC	$10,594,843	$10,723,778
Due to related individual	1,339,948	792,502
Loan payable to related parties	$11,934,791	$11,516,280

Loan Payable to DVDC

DVDC contributed land use rights and infrastructures valued at $20,000,000 to DVPD. Among this $20,000,000 contribution, $6,800,000 was recorded as registered capital, $13,200,000 was recorded as loan payable to DVDC per the December 25, 2000 agreement. The loan is payable when DVPD is profitable. Loan principal $3,300,000 (25% of $13,200,000) bears interest at 8% per annum. The interest rate for remaining balance of principal is the bank loan rate published by Bank of China, which was 5.88% at December 31, 2019.

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

Loan payable to DVDC consists of following at December 31, 2019 and 2018.

	2019	2018
Loan principal	$13,200,000	$13,200,000
Advance payments for infrastructure construction	(5,685,747)	(5,685,747)
Other payable to DVDC	215,136	215,136
Net loan payable to DVDC in RMB	7,729,389	7,729,389
Foreign exchange effect	2,865,454	2,994,389
Net loan payable to DVDC in US$	$10,594,843	$10,723,778

Accrued interest expense – related parties were $532,210 and $519,970 for the years ended December 31, 2019 and 2018, respectively. Total accrued interest payable to related parties was $11,520,609 and $11,121,817 at December 31, 2019 and 2018, respectively.

Due to Related Individual

One related individual, the spouse of our major shareholder provided working capital for our US office expenses. As of December 31, 2019, and 2018, the amount due to this individual were $1,339,948 and $792,502, respectively. The amount due to the related individual is interest free and is due on demand.

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

The loan payable to Sino Pride is denominated in US dollars. The loan was for working capital and is not designed as an investment. The repayment is required when the Company is profitable or is available to make repayment. The transactions of loan proceeds and repayments are dominated in US dollars. The Company uses the bank spot exchange rate to record proceeds and repayments in RMB in the Company’s books. By the end of the year, the US$ loan balance and interest payable will be translated to RMB and recorded on DVPD’s and DVBM’s books.

Loan, repayment and accrued interest to Sino Pride as of December 31, 2019 and 2018 are as following.

Loan Payable to Sino Pride
Loan balance at December 31, 2017	$13,503,748
Repayment in 2018	(200,000)
Loan balance at December 31, 2018	$13,303,748
Repayment in 2019	-
Loan balance at December 31, 2019	$13,303,748

Interest Payable to Sino Pride
Interest payable - 12/31/2017	$7,451,973
Accrued interest in 2018	1,079,968
Repayments in 2018	-
Interest payable - 12/31/2018	$8,531,941
Accrued interest in year ended December 31, 2019	1,079,083
Repayments in 2019	-
Interest payable – 12/31/2019	$9,611,024

The above inter-company loan payable of $13,303,748 and $13,303,748, and accrued interest payable of $9,611,024 and $8,531,941 at the year ended December 31, 2019 and 2018, respectively, have been eliminated in the accompanying consolidated financial statements. The interest expense of $1,079,926 and $1,104,344 for the years ended December 31, 2019 and 2018, respectively, has been eliminated in the accompanying consolidated financial statements.

Loan Payable to Shareholder/Due to Shareholder

Due to shareholder represents the investment amount that Sino Pride received from its former shareholders, which was assigned to the Company’s major shareholder Mr. Alex Brown. Loan payable to shareholder was $65,931,644 and $64,151,148, at December 31, 2019 and 2018, respectively. The balance due to shareholder bears no interest. If the interest was calculated at 5% (December 2019 US (Fed) Prime rate) for the loan payable to shareholder, the balance for interest expense would have been approximately $3.3M and $3.2M for the twelve months ended December 31, 2019 and 2018, respectively.

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

On September 4, 2017, VCI signed “Assignment of All Outstanding Shares and All Debt Right Agreement” (“the Agreement”) with Iven. Pursuant to the Agreement, VCI acquired all 30,000,000 shares of common stock of Sino Pride then outstanding and assumed shareholder debt and loan rights of HK$493,807,633 (approximately US$64,208,000) (Sino Pride owed to VP Holding) included outstanding shareholder loan of HK$ 408,409,628 (approximately US$53,093,000) for nominal consideration of HK$ 1 (approximately US$0.13) from Iven. The transfer was part of the restructuring to prepare the Company for listing in the U.S. capital market.

Collateral of Company’s Asset

On May 18, 2017, 140 square meters (1,507 square feet), owned by the Company was used as collateral to help one unrelated individual to acquire a US$770,000 (RMB5,000,000) 12 month bank loan. There was no profit or gain for the Company to provide collateral for the bank loan. The loan was not repaid and is past due. The Company’s property as collateral exposes the Company to a loss of the property if the individual is insolvent and failed to repay the bank loan.

On the same day, the Company provided 7 units of rental properties, totaling 138 square meters (1,485 square feet), owned by the Company as collateral to help one related individual, who is a board member of DVPD, to acquire a US$770,000 (RMB 5,000,000) 12-month bank loan. There was no gain or profit for the Company to provide collateral to this individual. The loan was not repaid and is past due. The Company’s property as collateral exposes the Company to a loss of the property if the individual is insolvent and failed to repay the bank loan.

The Company further provided 2 units of rental properties, totaled 15 square meters (161 square feet), owned by the Company as collateral to help one individual, an employee of DVPD (now a former employee), to acquire a US$770,000 (RMB 5,000,000) 12-month bank loan. There was no profit or gain for the Company to provide collateral for such bank loan. The 12 months period is now past due. The Company’s property as collateral exposes the Company to a loss of the property if the individual is insolvent and failed to repay the bank   loan.

The aggregate amount of the loans acquired by the three individuals is RMB 15 million (the “15M Loan”). These three individuals have not yet repaid the loans to the Harbin, which exposes the Company to a loss of its 293 square meters properties if the individuals are insolvent and fail to repay the bank loans. On December 30, 2019, the Company entered into three separate repayment agreements with such individuals (the “Repayment Agreements”), pursuant to which, the parties agree that the Company’s guarantee period for the 15M Loan shall be extended to December 31, 2020 (the “Expiration Date”). After the Expiration Date, the three individuals shall replace the Company’s collateral or repay the 15M Loan to release the Company’s assets. Otherwise, the three individuals shall pay the Company a penalty of 1% of the 15M Loan to the Company. The three individuals also agreed to provide the Company 1% of the 15M Loan as compensation (the “Compensation”) in a one-time payment on May 30, 2020. An overdue payment of such Compensation will be charged daily late fees in an amount of 0.5% of such Compensation.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

For the Company’s fiscal years ended December 31, 2019 and 2018, we were billed approximately $270,000 and $240,000 for professional services rendered for the audit and review of our financial statements, respectively.

Audit Related Fees

There were no fees for audit related services for the years ended December 31, 2019 and 2018.

Tax Fees

We did not pay Wei Wei & Co., LLP (“Wei Wei”) for tax planning and tax advice for the years ended December 31, 2019 and 2018.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2019 and 2018.

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

We do not have an audit committee. Our Board of Directors preapproves all services provided by our independent registered public accounting firm. All of the above services and fees were reviewed and approved by the Board of Directors before the respective services were rendered.

Part IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	Financial Statements

Financial Statements and Report of Independent Registered Public Accounting Firms are set forth on pages F-1 through F-37 of this report.

(2)	Financial Statement Schedules

Schedules are omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is given in the consolidated financial statements or the notes thereto.

(3) Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation (incorporated by reference to our Form S-1 (file No. 333-228242) filed with the Securities and Exchange Commission on November 7, 2018)
3.2	Bylaws (incorporated by reference to our Form S-1 (file No. 333-228242) filed with the Securities and Exchange Commission on November 7, 2018)
10.1	Subscription Agreement (incorporated by reference to our Form S-1 (file No. 333-228242) filed with the Securities and Exchange Commission on November 7, 2018)
10.2	Strategy Cooperation Agreement with Dalian Sheng Ma Lin Trading Ltd., dated December 29, 2017 (incorporated by reference to our Form S-1 (file No. 333-228242) filed with the Securities and Exchange Commission on November 7, 2018)
10.3*	English translated copy of Repayment Agreement by and between the Company and Xiufen Chang dated as of December 30, 2019
10.4*	English translated copy of Repayment Agreement by and between the Company and Weitong Zhang dated as of December 30, 2019
10.5*	English translated copy of Repayment Agreement by and between the Company and Xiuhua Chang dated as of December 30, 2019
10.6*

English translated copy of Supplemental Agreement to the Strategic Cooperation Agreement by and between Dalian Victory Plaza Shopping Center and Dalian Sheng Ma Lin Trading Ltd. dated as of January 15, 2020

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Victory Commercial Management Inc. (Registrant)

Date: May 29, 2020	By:	/s/ Alex Brown
Alex Brown
President, Chief Executive Officer, Treasurer and Chairman
(Principal Executive Officer)

	By:	/s/ Robert Chen
Robert Chen
Chief Financial Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Repot has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Position	Date

/s/ Alex Brown
Alex Brown	President, Chief Executive Officer, Treasurer and Chairman	May 29, 2020

/s/ Robert Chen
Robert Chen	Chief Financial Officer	May 29, 2020

/s/ Jiang Wang
Jiang Wang	Director	May 29, 2020

/s/ Guiqing Liu
Guiqing Liu	Director	May 29, 2020

VICTORY COMMERCIAL MANAGEMENT INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2019 AND 2018 AND FOR THE YEARS THEN ENDED

AND

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Victory Commercial Management Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Victory Commercial Management Inc. and subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations and comprehensive income (loss), changes in shareholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has generated recurring losses from operations, has significant working capital and shareholders’ deficits, and is in default of its bank loans. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in the Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Wei, Wei & Co. LLP

Flushing, New York

May 28, 2020

We have served as the Company’s auditor since 2019.

VICTORY COMMERCIAL MANAGEMENT INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2019	December 31, 2018
	(Uaudited)
ASSETS
CURRENT ASSETS :
Cash and cash equivalents	$122,884	$188,921
Restricted cash	27,223	130,199
Tenant and sundry receivables, net of allowance for doubtful accounts	469,317	1,132,691
Prepaid expenses and other assets	526,834	697,756
NON CURRENT ASSETS:
Rental properties, net	21,334,015	22,519,082
Property and equipment, net	430,063	634,589
Intangible assets, net	17,640	23,083
ROU assets, net	484,178	422,905
Loan and interest receivable	6,087,914	7,616,300
TOTAL ASSETS	$29,500,068	$33,365,526

LIABILITIES AND DEFICIT
CURRENT LIABILITIES:
Bank loans payable, net - in default	$7,633,412	$60,221,474
Accounts payable and accrued liabilities	8,938,941	4,747,604
Deferred rental income	3,882,434	4,610,478
Lease liabilities payable-current	22,755	154,129
NON CURRENT LIABILITIES:
Bank loans payable, net	59,288,001	6,237,460
Property financing agreements payable	77,464,781	79,904,620
Lease liabilities payable-non current	498,509	457,996.00
Other payables	19,906,698	19,594,875
Loans payable to related parties	11,934,791	11,516,280
Due to shareholder	65,931,644	64,151,148
Interest payable to related parties	11,520,609	11,121,817
Total Liabilities	267,022,575	262,717,881

Commitments and Contingencies	-	-

Deficit:
Victory Commercial Management Inc. Shareholder’s Deficit
Common stock, $0.0001 par value, 600,000,000 shares authorized; 21,711,000 and 20,700,000 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively *	2,171	2,070
Paid-in capital	11,827,188	10,816,289
Subscription receivable		-
Accumulated deficit	(203,808,349)	(194,188,636)
Accumulated other comprehensive loss	(2,242,729)	(3,739,981)
Total shareholders’ deficit attributable to the Company’s common shareholders	(194,221,719)	(187,110,258)
Noncontrolling interest	(43,300,788)	(42,242,097)
Total Deficit	(237,522,507)	(229,352,355)

TOTAL LIABILITIES AND DEFICIT	$29,500,068	$33,365,526

The accompanying notes are an integral part of these consolidated financial statements.

VICTORY COMMERCIAL MANAGEMENT INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31,

	2019	2018
Revenues
Rental income	$2,977,880	$3,758,060
Management fee income	4,470,061	5,653,687
Other income	743,189	577,292
Total revenues	8,191,130	9,989,039

Operating expenses
Selling expenses	4,262,763	4,566,741
Depreciation and amortization	1,231,787	1,361,867
Leases expenses	2,712	2,364,004
Payroll and payroll related	1,954,530	1,759,585
Business taxes	476,211	496,243
Operating lease expense	599,054	504,401
Other general and administrative expenses	4,051,445	1,117,124
Total operating expenses	12,578,502	12,169,965

Loss from operations	(4,387,372)	(2,180,926)

Other income (expenses)
Interest income	725,778	509,619
Interest expense - loans	(4,147,614)	(4,131,313)
Interest expense - ROU and other liabilities	(2,773,739)	(1,672,119)
Interest expense - related parties	(537,210)	(519,970)
Loss from foreign currency transactions	(271,447)	(1,220,769)
Gain on disposal of fixed assets	119	1,337,124
Other income	276,564	3,129,585
Total other income (expenses), net	(6,727,549)	(2,567,843)

Loss before provision for income taxes	(11,114,921)	(4,748,769)
Provision for income taxes	—	—
Net Loss	(11,114,921)	(4,748,769)
Net loss attributable to noncontrolling interest	(1,495,208)	(971,370)
Net loss attributable to the Company’s common shareholders	$(9,619,713)	$(3,777,399)

Per Common Share - basic and diluted:
Net loss per Company’s common share	$(0.45)	$(0.18)
Weighted-average shares outstanding, basic and diluted *	21,472,792	20,700,000

Other comprehensive income (loss)
Net loss	$(11,114,921)	$(4,748,769)
Other comprehensive income (loss)
Change in foreign currency translation adjustments	1,933,769	10,697,932
Total other comprehensive income (loss)	(9,181,152)	5,949,163
Comprehensive income (loss) attributable to non-controlling interest	(1,058,691)	1,026,572
Comprehensive income (loss) attributable to the Company’s common shareholders	$(8,122,461)	$4,922,591

The accompanying notes are an integral part of these consolidated financial statements.

VICTORY COMMERCIAL MANAGEMENT INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2019 and 2018

	Common Stock		Additional Paid in	Accumulated	Accumulated Other Comprehensive	Noncontrolling	Total
	Shares *	Amount	Capital	Deficit	Loss	Interest	Deficit
Balance -December 31, 2017 (Restated)	20,700,000	$2,070	$10,814,219	$(190,411,237)	$(12,439,971)	$(43,268,669)	$(235,301,518)
Common stock issued in 2018
Net loss for the year ended December 31, 2018				(3,777,399)		(971,370)	(4,748,769)
Other comprehensive (loss): change in foreign currency translation adjustment					8,699,990	1,997,942	10,697,932
Balance -December 31, 2018	20,700,000	2,070	10,816,289	(194,188,636)	(3,739,981)	(42,242,097)	(229,352,355)
Initial public offering closed on March 28,2019	1,011,000	101	1,010,899				1,011,000

Net Loss for the year ended December 31, 2019				(9,619,713)		(1,495,208)	(11,114,921)
Other comprehensive income: change in foreign currency translation adjustment					1,497,252	436,517	1,933,769
Balance -December 31, 2019	21,711,000	$2,171	$11,827,188	$(203,808,349)	$(2,242,729)	$(43,300,788)	$(237,522,507)

The accompanying notes are an integral part of these consolidated financial statements.

VICTORY COMMERCIAL MANAGEMENT INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31

	2019	2018
Cash Flows from Operating Activities:
Net loss	$(11,114,921)	$(4,748,769)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,231,787	1,361,866
Amortization of debt issuance costs	55,190	52,331
Foreign currency exchange (gain) loss on loan and interest repayments to related party	271,470	1,220,769
Gain on sale of rental properties and disposal of other assets		(1,337,124)
Allowance for doubtful accounts	3,090,825	15,035
Non cash operating lease expenses	(10,299)	235,623
Change in operating assets and liabilities
Decrease (Increase) in tenant and sundry receivables	206,205	(450,133)
Decrease (Increase) in prepaid expense and other assets	165,493	(251,340)
(Increase) in loan interest receivable	(513,862)	(495,943)
Increase in property financing agreements payable	1,688,217	1,665,273
Increase in accounts payable and accrued liabilities	5,039,015	668,951
(Decrease) Increase in deferred rental income	(677,487)	601,772
Increase in interest payable to related party	536,373	522,083
(Decrease) Increase in other payables	(200,156)	2,942,626
(Decrease) in lease liabilities payable	(181,109)	(215,345)
Net Cash (Used in) Provided by Operating Activities	(413,257)	1,787,675

Cash Flows from Investing Activities:
Cash received from sale of rental properties		1,661,958
Capital expenditures - fixed assets and improvements	(21,841)	(150,688)
Short-term loan repayment	(2,642,563)	(8,923,642)
Net Cash (Used) in Investing Activities	(2,664,404)	(7,412,372)

Cash Flows from Financing Activities:
Proceeds from bank loans	1,481,610	4,668,591
Proceeds from initial public offering	1,011,000
Repayment from short-term loan	1,943,830
Repayment of bank loans	(266,123)	(1,111,569)
Advance from shareholder	1,774,621	1,362,472
Advance from related individual	172,300	156,981
Repayment of property financing agreements payable	(3,222,806)
Net Cash Provided by Financing Activities	2,894,432	5,076,475

Effect of exchange rate changes on cash and cash equivalents	14,218	(6,576)

Net (decrease) increase in cash, cash equivalents and restricted cash	(169,013)	(554,798
Cash, cash equivalents and restricted cash at beginning of year	319,120	873,918
Cash, cash equivalents and restricted cash at end of year	$150,107	$319,120

Reconciliation of Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents at beginning of year	$188,921	$755,027
Restricted cash at beginning of year	130,199	118,891
Cash, cash equivalents and restricted cash at beginning of year	$319,120	$873,918

Cash and cash equivalents at end of year	$122,884	$188,921
Restricted cash at end of year	27,223	130,199
Cash, cash equivalents and restricted cash at end of year	$150,107	$319,120

Supplemental Disclosure Cash Flow Information:
Cash paid for:
Interest	$1,042,905	$3,683,062
Income tax	$-	$-
Supplementary Schedule: Non-cash Investing and Financing Activities:
Right of Use Assets	$565,865	$4,682,603

The accompanying notes are an integral part of these consolidated financial statements.

VICTORY COMMERCIAL MANAGEMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019

AND 2018

NOTE 1 – ORGANIZATION AND SEGMENT INFORMATION

Organization

Victory Commercial Management Inc. (hereinafter referred to as “VCM”, and where appropriate, the terms “Company”, “we”, “us” or “our” are also referred to VCM and its wholly owned and majority owned subsidiaries) was incorporated on July 5, 2017 under the laws of Nevada.

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

Dalian Victory Property Management Co., Ltd. (“DVPM”) was incorporated on June 6, 2018 as limited liability company under the laws of the PRC. Sino Pride owns 100% of the equity of DVPM. DVPM was formed as a property management company and will play a similar role as DVBM to improve the management of Victory Plaza. DVPM has not commenced operations.

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

Iven was a private shell company with no operations and with nominal assets, which is 100% directly and indirectly owned by Mr. Brown. Iven was the legal acquirer in the November 30, 2016 acquisition. At the date of acquisition, Sino Pride was a holding company of two Chinese base operating entities, DVPD and DVBM. The accounting acquirer usually is the combining entity whose relative size (measured in, for example, assets, revenues, or earnings) is significantly larger than that of the other combining entity or entities as per Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Section 805-10-55-13. Thus, Sino Pride and Subsidiaries were treated as the accounting acquirer in connection with the November 2016 transaction.

The November 2016 transaction was treated as a reverse acquisition or recapitalization. The accounting is similar to that resulting from a reverse acquisition, except that no goodwill or other intangible assets should be recorded. Accordingly, the historical financial statements are those of Sino Pride and its Subsidiaries.

September 4, 2017 Transaction

On September 4, 2017, VCI signed an agreement of “Assignment of All Outstanding Shares and All Debt Rights Agreement” (“the Agreement”) with Iven. Pursuant to the Agreement, VCI acquired all 30,000,000 shares of common stock of Sino Pride then outstanding and assumed shareholder debt and loan rights totaling HK$ 493,807,633 (approximately US$64,208,000) (Sino Pride owed to VP Holding) including an outstanding shareholder loan of HK$ 408,409,628 (approximately US$53,093,000) for a nominal consideration of HK$ 1 (approximately US$0.13) from Iven. The change of ownership in Sino Pride from Iven to VCI had no impact on Sino Pride’s ownership in DVPD and DVBM (operating entities).

Iven and VCI were under common control of our controlling shareholder. The transfer of ownership in Sino Pride from Iven to VCI is a part of the corporate restructuring to prepare the Company to list in the U.S. capital markets.

The Company accounted for the September 2017 transaction as a transaction between entities under common control based on guidance provided by FASB ASC 805-50-25. Following the above transactions, VCI gained control over Sino Pride and its subsidiaries, and, as a result, VCM gained control over VCI, Sino Pride and its Subsidiaries.

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

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As indicated in the accompanying consolidated financial statements, the Company had a net loss of $11,114,921 and $4,748,769 for the years ended December 31, 2019 and 2018, respectively; an accumulated deficit of $203,808,349 at December 31, 2019. The Company has an unrestricted cash balance of $122,884 as of December 31, 2019. The Company believes that if there is no additional investment or financing, the current cash balance available to the Company or its projected cash balance for the next 18 months will be very difficult to cover the required payments of the operating expenses arising from normal business operations and to meet the required payments of buy-backs and lease-backs if settled with the claims filed by the property owners during next 18 months from the issuance date of this report.

In light of our current operating state, management cannot provide assurance that the Company will achieve profitable operations or become cash flow positive in a short period of time. Management believes that with its current capital resources, it will be very difficult to continue operating and maintaining its business for the next 18 months from the issuance date of this report.

As of December 31, 2019, we had a total of $67,257,262 outstanding loans payable to Harbin Bank (the “Bank”). As of the date of this report, we are in default of three loans with the Bank in the aggregate amount of approximately $53.1 million. These loans are secured by certain assets of the Company. The Company is currently in discussion with the Bank to convert the existing loans into a new loan and apply an additional liquidity loan in RMB 50 million (collectively, the “Refinancing Loans”) and waive the penalty of late payment of related loan interest. However, there is no assurance or certainty that such Refinancing Loans or Penalty Waiver will be approved by the Bank. In the event that the Bank rejects our Refinancing Loans and/or commence any legal proceeding against us regarding the Short-term Loans, we may lose our collateralized assets which will cause a material adverse effect on our results of operations. Furthermore, if the collateral on those loans cannot satisfy our payment obligation, we may be forced to commence liquidation process if we do not have sufficient liquidity or cannot raise sufficient fund at that time, if any at all.

As of December 31, 2019, the Company had property financing agreements payable of $77,464,781, lease liabilities payable of $521,264, expired lease-back payables of $5,529,680, and buy-back payables of $4,152,344. As of December 31, 2019, there were 565    lawsuits case against the Company in Dalian City, China. Litigants claimed that the Company failed to buy back the property pursuant to the sales contracts or the Company failed to pay the promised lease-back rent on time. As of December 31, 2019, such claims amounted to $24,820,625. These payables were included in and reported under the caption of “Property financing agreements payable”, “Lease liabilities payable” and “Other payables”

These lawsuits are mostly caused by the failure of DVPD   who fails to buy back the properties when requested to or to pay rents for certain lease-back stores. Subsequently, certain stores owned by DVPD have been frozen from transfer or disposition by the courts. DVPD has been prohibited from free transfer, disposal, and pledge of its equity interest in DVBM which accounts for 5% in DVBM from March 2, 2017 to March 1, 2019. The 5% equity interest in DVBM is still restricted currently as of the issuing date of this report. In addition, DVPD has been listed as a “dishonest debtor” by the local courts in the PRC. Once listed as a dishonest debtor, DVPD can be subject to certain restrictions in connection with commercial loans at the banks’ discretion; the purchase or transfer of properties and land use rights; and upgrade or renovation of properties. In addition, the bank accounts of DVPD are frozen by the courts which allow the inflow of cash to its bank accounts but prohibit the outflow of cash. The Company has been working actively to resolve these lawsuits since we acquired Sino Pride in November 2016. However, the company cannot guarantee that all litigation cases can be solved in the future or no new litigation cases will be generated.

Management believes that the recorded total property financing agreements payable, buy-backs payable, lease-back liabilities payable and expired lease payable liabilities of $92,410,701 is a reasonable estimation.

In order to continue as a going concern, the Company will need, among other things, an additional capital injection and/or additional financing and the continued forbearance of its lender not to foreclose on their loans that are in default. Management’s plans to obtain such fund for the Company include (1) obtaining capital from the sale of its stock (2) short-term and long-term borrowings from banks and third-parties, and (3) short-term borrowings from stockholders or other related parties when needed.

As  of the date of this Annual Report, the Short-Terms Loans have become due while the Company has not made the corresponding payment. The Bank has not taken legal action against the Company and the Bank and the Company are currently discussing potential grant to convert the principal and interests due into a new loan and an additional liquidity loans in an amount of RMB 50 million (collectively, the “Refinancing Loans”). In addition, the Company has been negotiating with the Bank for a waiver of the penalty for late payment of related loan interest (the “Penalty Waiver”). The Company has already submitted the application for the Refinancing Loans at the request of the Bank. It usually takes about 2 to 3 months for the Bank to review and approve the Refinancing Loans and the Penalty Waiver which can be potentially longer as a result of the outbreak of the COVID-19. However, there is no assurance or certainty that such Refinancing Loans or Penalty Waiver will be approved by the Bank. In the event that the Bank rejects our Refinancing Loans and/or commence any legal proceeding against us regarding the Short-term Loans, we may lose our collateralized assets which will cause a material adverse effect on our results of operations. Furthermore, if the collateral on those loans cannot satisfy our payment obligation, we may be forced to commence liquidation process if we do not have sufficient liquidity or cannot raise sufficient fund at that time, if any at all.

As a result of the coronavirus pandemic, our DVPD operations in Dalian remained closed from January 25, 2020 until March 5, 2020, which has adversely affected our operating revenues and cash flow in the first quarter of 2020. Moreover, after reopening of the shopping mall, we have much less shoppers and tenants in the shopping mall due to the continued effect of COVID-19, We cannot predict the full extent to which the COVID-19 pandemic will impact our business or operating results, which is highly dependent on inherently uncertain future developments, including the severity of COVID-19 and the actions taken by governments and private businesses in relation to COVID-19 containment. Additionally, even if the Company does raise sufficient capital to support its operations and generates adequate revenues, there can be no assurances that the revenue will be sufficient to a level where it will generate profits and positive cash flows from operations.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of consolidation

The accompanying consolidated financial statements present the historical results of operations and cash flows of VCM and its subsidiaries.

The Company’s consolidated financial statements include the accounts of VCM, VCI, Sino Pride, DVPD, DVBM, and DVPM. All inter-company accounts and transactions among the consolidation group have been eliminated in consolidation. Certain prior year balances have been reclassified to conform to current year’s presentation.

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

Foreign Currency Translation

The reporting currency of the Company is the U.S. dollar. The functional currency of VCM and VCI is the U.S. dollar. The functional currency of DVPD, DVBM, and DVPM is the Chinese Renminbi (“RMB”) whereas the functional currency of Sino Pride and DVPM is the Hong Kong Dollar (“HK$”). The consolidated financial statements of the Company have been translated into U.S. dollars in accordance with FASB ASC 830-30 “Translation of Financial Statements”. The financial information is first prepared in RMB or HK$ and then is translated into the U.S. dollar at the period-end exchange rates as to assets and liabilities and at average exchange rates as to revenue, expenses and cash flows. Equity accounts are translated at their historical exchange rates when the capital transactions occurred. As a result, amounts relating to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balance sheets. Translation adjustments resulting from the process of translating the local currency financial statements into the U.S. dollar are included in accumulated other comprehensive income (loss). The cumulative translation adjustment and effect of exchange rate changes on cash for the years ended December 31, 2019 and 2018 were $(2,242,729) and $(3,739,981), respectively. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rate prevailing at each balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Pursuant to paragraph FASB ASC 830-20-35-1, the intra-entity (intercompany transactions) foreign currency transactions whose terms are denominated in the currency other than the Company’s functional currency and settlement is anticipated in the foreseeable future (hence not long-term investment nature), the increases or decreases in expected functional currency cash flows are included in determining net income (loss) for the period in which the exchange rate changes. The Company has an inter-company loan denominated in US dollars. The repayment of the loan is required when the Company is profitable. The loan proceeds, repayment and accrued interest were tracked in US dollars. The Company uses the bank spot exchange rate to record proceeds and repayments in RMB. By the end of the reporting period, the Company will adjust loan and interest payable balances from US dollars to RMB by using the period ending exchange rate. Any gain or loss from foreign currency exchange will be recognized in the consolidated statements of operations. There were $271,447 and $1,220,769 foreign currency transaction losses for the years ended December 31, 2019 and 2018, respectively.

Spot exchange rates and average exchange rates published by fxtop.com were used in the translation of the consolidated financial statements.

	2019	2018
US Exchange Rate
Year-end RMB	6.9615	6.8778
Year average RMB	6.9114	6.6187

Year-end HK$	7.7865	7.8319
Year average HK$	7.8262	7.8377

All foreign exchange transactions must take place through authorized institutions of China. Management makes no representation that the RMB amounts could have been, or could be, converted into U.S. dollars at the rates used in translation.

Revenue Recognition

Rental Income-

Our Victory Plaza currently has 3,173 rental units. Among these rental properties, the Company owned 433 units, 814 units were sold but with buy-back options, and 1,926 units were sold with no repurchase options. The Company will lease back some of these sold properties and rent them out to tenants. All contracts include a lease and contain information on rental income and payment term. Rental income is reported in the gross amount including rent income from our owned properties and lease-back properties. A predominately majority of the rental income comes from our owned properties and a very limited portion, estimated at less than 3%, from the lease-back properties. Existing lease-back expenses were recorded as amortization and interest expenses. Expired lease-back expenses were included in the lease-back expenses.

The Company recognizes the rental income on a straight-line basis over the terms of the leases. The cumulative differences between rental income recognized in the Company’s consolidated statements of operations and contractual payment terms have been recorded as deferred rental income and presented on the accompanying consolidated balance sheets.

Property Management Fee Income

We currently provide common area management services to all tenants and shop owners. Common area management services include security, cleaning, fire service, landscaping, public facilities maintenance and other traditional services provided by a property management office. The terms of the property management agreements are usually consistent with the tenants’ lease term. Property management fees are charged based on the area of property ranging from $16 to $20 per square foot per annum.

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

Expense Recovery

The Company will pay utility, repair and insurance expenses to third party vendors in order to fulfill its management obligations. The Company will charge all or part of these expenses to tenants in addition to property management fees. The charge will depend on the size of tenant and terms of property management agreement. The Company is acting as an agent to arrange for the provision of utilities, repairs and other services by third parties. The Company will recognize the fees collected as income after the Company’s service is provided. The recovered expenses will offset the income the Company is paid and be reported net under the caption of other income in accompanying consolidated financial statements.

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

* In the filing of Form S-1/A dated February 12, 2019, the Company had a C-2 property group category, “Third party has title acquired from previous owner”. The purchase and sale transactions between the previous owner and new owner - “third party” will not remove the burden of the Company to buy back the property per the buy-back options. The nature of C-2 group is the same as Group B. Therefore, we removed group C-2 (approximately 1%) and combined it with Group B.

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

Sold Rental Properties with Financing Agreements (Group B and C Properties)

Pursuant to the sales contracts, the buyers’ obtained legal title to the property and also had an option to sign a separate buy-back agreement. The purchase agreement granted the buyer an option to request the Company to buy back sold properties at a stated buy-back price once the option vested and the Company has received the payments for the sold property. As of December 31, 2019, approximately 15% of total rental spaces of Victory Plaza were sold to various unrelated individuals and entities with buy-back options. The majority of these properties were sold during the period from 1998 to 2014. The vesting dates of the buy-back options ranged from 2014 to 2018.

Pursuant to FASB ASC 360-20-40-38, if a property seller has an obligation to repurchase the property, or the terms of the transaction allow the buyer to compel the seller or give an option to request the seller to repurchase the property, the transaction shall be accounted for as financing, lease, or profit-sharing arrangement rather than as a sale. It is aligned with FASB ASC 842-40-25-3, an option for the seller-lessee to repurchase the asset would preclude accounting for the transfer of the asset as a sale of the asset. The Company’s accounting policy is to treat this type of sales as a financing agreement. The Company continues to report its ownership of the property sold as an asset (within Rental Properties) and continues to depreciate the property based on the estimated useful lives. The Company recorded sales proceeds as “property financing agreements payable” in the consolidated financial statements and accrues the interest payable during the periods of the vesting. The interest rate is determined by the price spread of each unit’s sale price and buy-back price, and the time span from the date of sale to the maturity date (last date to execute the option). The Company will derecognize the liability when the Company purchases back the properties, or the owners of these properties have settled with the Company or gave up the buy-back options, or upon the expiration of the option if not exercised. If the settlement is greater than the book amount (including principal and interest), a loss will be recognized. If the amount of settlement is less than book amount (including principal and interest), a gain will be recognized. See Note 10, Property Financing Agreement Payable for further information.

Sold Properties (Group D Properties)

As of December 31, 2019, approximately 69% of the total space of Victory Plaza was sold and owned by various unrelated individuals and entities with legal title to the respective properties. Pursuant to the sale contracts, at the date of the sales, buyers obtained integrated legal ownership to the sold properties and assumed the significant risks and rewards of ownership of the property (had the ability to rent and sell the property at-will) while the Company received the payments of the purchase price. These sales are considered final sales.

As part of our operations, the Company may from time to from lease back properties from the owners of Group D properties and subleases these properties to un-related third parties with new lease terms. As of December 31, 2019, there was no sublease from the owner of Group D properties. Sales and lease-back are two separate business transactions. Lease-back is at the owner’s will and is not a condition of sale. Lease-back could happen immediately after the sale of property or at any time after the sale if the owner of the property is interested in rental services provided by the Company.

Under FASB ASC Topic 842, a sale and lease-back arrangement will be accounted for as a sale if all of the following conditions are met: (i) control of the underlying asset is transferred to the buyer-lessor in accordance with the revenue recognition guidelines in FASB ASC Topic 606, Revenue from Contracts with Customers, (ii) the classification of the sublease is not a finance lease from the perspective of the lessee, or a sales-type lease from the perspective of the lessor, and (iii) there is no repurchase option.

There were 2 and 4 outstanding leases that the Company leased back from the owners of Group D properties as of December 31, 2019 and 2018, respectively. All these lease-back arrangements met the above criteria and have been accounted for as a sale. The allocated net book value and land use rights were derecognized, and a gain or loss was recognized when each of the sales was completed.

Lessee Accounting

We have elected to early adopt FASB ASC Topic 842, the recent accounting update related to leases. FASB ASC 842 requires us to determine whether a contract is a lease or contains a lease at the inception of the contract, considering all relevant facts and circumstances. A contract is a lease or contains a lease if the contract conveys the right to control the use of identified property, plant, or equipment for a period of time in exchange for consideration.

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

A lessee will measure the lease liability by (a) accreting interest expense on the carrying value of the lease liability using the effective interest rate method, and (b) reducing the carrying value of the lease liability for lease payments made. A lessee will measure the right-of-use asset by amortizing that asset over the lease term. Amortization is recorded on a straight-line basis. The right-of-use asset will also be tested for impairment based on the asset impairment rules that apply to property, plant and equipment in FASB ASC Topic 360.

For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying assets not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term.

Lessor Accounting

The Company currently owns 433 rental units and leased these rental properties to various tenants. Pursuant to FASB ASC 842 – 30, the Company will classify a lease as a sales – type lease if: (i) the lease transfers ownership of the underlying asset to the lessee by the end of the lease term, (ii) the lease grants the lessee an option to purchase the underlying asset that the lessee is reasonably certain to exercise, (iii) the lease term is for the major part of the remaining economic life of the underlying asset, (iv) the present value of the sum of the lease payments and any residual value guaranteed by the lessee that is not already reflected in the lease payments equals or exceeds substantially all (90% or more) of the fair value of the underlying asset, or (v) the underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. As of December 31, 2019, none of our leases, as a lessor, met the above criteria to be classified as a sales–type lease.

Pursuant to FASB ASC 842 – 30, when none of the sales-type lease classification criteria are met, a lessor would classify the lease as a direct financing lease when both of the following criteria are met: (i) the present value of the sum of the lease payments and any residual value guaranteed by the lessee that is not already reflected in the lease payments and/or any other third party unrelated to the lessor equals or exceeds substantially all (90% or more) of the fair value of the underlying asset and (ii) it is probable that the lessor will collect the lease payments plus any amount necessary to satisfy a residual value guarantee. As of December 31, 2019, none of our leases, as a lessor, met the above criteria to be classified as a financing lease.

Pursuant to FASB ASC 842 – 30, a lessor would classify a lease as an operating lease when none of the sales-type lease or direct financing lease classification criteria are met. As of December 31, 2019, all leases of the Company’s rental properties were classified as operating leases. The Company will maintain the underlying asset and recognizes lease income over the lease term.

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

Real Estate Held for Sale

The Company generally considers assets to be held for sale when management believes that a sale is probable within a year. This generally occurs when a sales contract is executed with no substantive contingencies and the prospective buyer has significant funds at risk. Assets that are classified as held for sale are recorded at the lower of their carrying amount or fair value, less cost to sell. The Company evaluated its property portfolio and did not identify any properties that would meet the criteria for held for sale as of December 31, 2019 and December 31, 2018.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and demand deposits in accounts maintained with commercial banks within the PRC, Hong Kong and United States. The Company considers all short-term highly liquid investments with original maturities of three months or less when purchased to be cash and cash equivalents.

Restricted Cash

Restricted cash represents cash deposits required by the bank to be used for interest and loan repayments only.

Tenant and Sundry Receivables, net of Allowance for Doubtful Accounts

Tenant receivables are recorded at original invoice amount, less an estimated allowance for doubtful accounts. The allowance for doubtful accounts represents management’s estimate of the amount of probable credit losses, determined by reviewing past due balances and other information. The Company makes judgments as to the collectability of tenant receivables based on historical trends and future expectations. Management estimates an allowance for doubtful accounts and adjusts gross tenant receivables downward based on their expectation of specific tenant risks and the Company’s tenant receivable aging and collection analysis. Management considers accounts past due on a tenant-by-tenant basis. Based on its review, management has provided an allowance for doubtful accounts as of December 31, 2019 and 2018 of $632,768 and $123,467, respectively.

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

Impairment of Long-Lived Assets

Long-lived assets, primarily rental properties and machinery and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, the Company recognizes an impairment loss only if its carrying amount is not recoverable through its estimated undiscounted future cash flows over the anticipated holding period and measures the impairment loss based on the amount by which the carrying amount of the asset exceeds its estimated fair value. Fair value is determined through various valuation techniques, including discounted cash flow models, quoted market values or third-party independent appraisals, as considered necessary. There were no impairment losses recognized during the years ended December 31, 2019 and 2018.

Debt Issuance Costs

Costs related to bank loans payable consist of fees and direct costs incurred in obtaining such financings. These costs are presented as a reduction of bank loans payable and are amortized on a straight-line basis over the terms of the related loan payable which approximates the effective interest rate method. Such amortization is included in “Interest – loans” in the accompanying consolidated statements of operations, which amounted to $55,190 and $52,331 for the years ended December 31, 2019 and 2018, respectively.

Per Share Amounts

The Company computes per share amounts in accordance with FASB ASC Topic 260 “Earnings per Share” (EPS) which requires presentation of basic and diluted EPS. Basic EPS is computed by dividing the net income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company, if any. This is computed by dividing net earnings by the combination of basic and dilutive common share equivalents. Since the Company is in a net loss position, all common stock equivalents would be anti-dilutive and are, therefore, not included in the determination of diluted loss per share. Accordingly, basic and diluted net loss per share are the same. There were no common stock equivalents as of December 31, 2019 and 2018.

Years Ended December 31,	2019	2018
Numerator for earnings per share:
Net loss attributable to the Company’s common shareholders	$(9,619,713)	$(3,777,399)
Denominator for basic and diluted earnings per share:
Basic weighted average common shares	21,472,792	20,700,000
Diluted weighted average common shares	21,472,792	20,700,000

Non-Controlling Interest

Non-controlling interest is classified as a separate line item in the equity section and disclosures in the Company’s consolidated financial statements. This amount represents the 20% non-controlling interest in DVPD owned by DVDC.

Comprehensive Income (Loss)

The Company follows ASC 220-10, “Reporting Comprehensive Income” FASB ASC 220-10 requires the reporting of comprehensive income (loss) in addition to net income (loss). Comprehensive income (loss) is a more inclusive financial reporting methodology that includes disclosure of information that historically has not been recognized in the calculation of net income (loss). Comprehensive income (loss) generally represents all changes in shareholders’ equity during the period except those resulting from investments by, or distributions to shareholders. Comprehensive income (loss) reflects the gain (loss) due to foreign currency translation adjustments.

Fair Value of Financial Instruments

The following disclosure of the estimated fair value of financial instruments is made in accordance with the provision of FASB ASC 825-10-65, “Financial Instruments – Transition and Open Effective Date Information”. Although the estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies, the estimates presented are not necessarily indicative of the amounts that the Company could realize in current market exchanges. The carrying amounts reported in the consolidated balance sheets for cash, accounts receivables and accounts payable approximate fair value because of the short-term nature of these financial instruments.

Income Taxes

The Company is governed by the Income Tax Law of the PRC, the Special Region of Hong Kong and the U.S. Internal Revenue Code of 1986, as amended. The Company accounts for income taxes using the asset/liability method prescribed by FASB ASC 740, “Accounting for Income Taxes.” Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the period in which the differences are expected to reverse. Deferred tax assets are also provided for net operating loss carryforwards that can be used to offset taxable income in the future. The Company records a valuation allowance to offset deferred tax assets if, based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized in income or loss in the period that includes the enactment date.

The Company follows the provisions of ASC 740-10-50, “Accounting for Uncertainty in Income Taxes,” which provides clarification related to the process associated with accounting for uncertain tax positions recognized in the Company’s financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarter or annual period based, in part, upon the results of operations for the given period. As of December 31, 2019, and 2018, the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

Fair Value Measurements

The Company complies with the provisions of FASB ASC 820 “Fair Value Measurements and Disclosure “(ASC 820) in measuring fair value and in disclosing fair value measurements. FASB ASC 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements required under other accounting pronouncements. FASB ASC 820-10-35, Fair Value Measurements and Disclosures – Subsequent Measurement (ASC 820-10-35), clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Fair value measurement reflects the assumptions market participants would use in pricing an asset or liability based on the best information available. Assumptions include the risks inherent in a particular valuation technique and/or the risks inherent in the inputs to the model.

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

Deferred Rental Income

Rental and management fee income from leases are recognized on a straight-line basis over the term of the relevant leases. The cumulative difference between the rental income/management fees recognized in the Company’s consolidated statements of operations and actual annual contractual lease payments are recorded as deferred rental income and presented on the consolidated balance sheets. Additionally, prepaid lease payments from the tenant is included in deferred income.

Advertising

Advertising is expensed as incurred and is included in other general and administrative expenses. There were $472 and $680 advertising expenses for the years ended December 31, 2019 and 2018.

Recently Issued Accounting Pronouncements

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this Update affect any entity that is required to apply the provisions of Topic 220, Income Statement – Reporting Comprehensive Income, and has items of other comprehensive income for which the related tax effects are presented in other comprehensive income as required by GAAP. The amendments in this Update are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of the amendments in this Update is permitted, including adoption in any interim period, (1) for public business entities for reporting periods for which financial statements have not yet been issued and (2) for all other entities for reporting periods for which financial statements have not yet been made available for issuance. The amendments in this Update should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The adoption of this ASU did not have a material effect on the Company’s consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07 – Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which to include share-based payment transactions for acquiring goods and services from non-employees, which nonemployee share-based payment awards within the scope of Topic 718 are measured at grant-date fair value of the equity instruments that an entity is obligated to issue when the goods have been delivered or the service has been rendered and any other conditions necessary to earn the right to benefit from the instruments have been satisfied. The definition of the term grant date is amended to generally state the date at which a grantor and a grantee reach a mutual understanding of the key terms and conditions of a share based payment award. The amendments are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. For all other entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, including adoption in an interim period. The adoption of this ASU did not have a material effect on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”). ASU 2018-13 removes, modifies and adds certain disclosure requirements in Topic 820 “Fair Value Measurement”. ASU 2018-13 eliminates certain disclosures related to transfers and the valuations process, modifies disclosures for investments that are valued based on net asset value, clarifies the measurement uncertainty disclosure, and requires additional disclosures for Level 3 fair value measurements. ASU 2018-13 is effective for the Company for annual and interim reporting periods beginning July 1, 2020. The Company does not believe the adoption of this ASU will have a material effect on the Company’s consolidated financial statements.

In May 2019, the FASB issued ASU 2019-05, which is an update to ASU Update No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which introduced the expected credit losses methodology for the measurement of credit losses on financial assets measured at amortized cost basis, replacing the previous incurred loss methodology. The amendments in Update 2016-13 added Topic 326, Financial Instruments—Credit Losses, and made several consequential amendments to the Codification. Update 2016-13 also modified the accounting for available-for-sale debt securities, which must be individually assessed for credit losses when fair value is less than the amortized cost basis, in accordance with Subtopic 326-30, Financial Instruments— Credit Losses—Available-for-Sale Debt Securities. The amendments in this Update address those stakeholders’ concerns by providing an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. For those entities, the targeted transition relief will increase comparability of financial statement information by providing an option to align measurement methodologies for similar financial assets. Furthermore, the targeted transition relief also may reduce the costs for some entities to comply with the amendments in Update 2016-13 while still providing financial statement users with decision-useful information. ASU 2019-05 is effective for the Company for annual and interim reporting periods beginning July 1, 2020. The Company is currently evaluating the impact of ASU 2019-05 will have on its consolidated financial statements.

The Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

NOTE 4 – PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other assets consist of the following:

	2019	2018
Supplies on hand	$100,156	$79,478
Prepaid expenses	331,454	498,043
Deposits	95,224	120,235
Total prepaid expenses and other assets	$526,834	$697,756

NOTE 5 – RENTAL PROPERTIES, NET

Victory Plaza is located in Dalian City, Liaoning Province of China. It was built by DVPD from 1993 to 1998.

The Company leases its own properties and lease-backed properties to tenants and manages the Victory Plaza.

The following table summarized ownership of rental properties.

As of December 31, 2019

Group	Description of Property	Cost	In Square Feet	% of Total Square Feet	Units
A	Owned by DVPD	$21,704,162	240,455	16%	433
B	Sold properties with buy- back options or return is in process without paying off	11,703,248	130,394	9%	495
C	Properties with buy- back options transferred to SML in 2017 and 2018 *	7,660,568	86,251	6%	319
D	Sold properties without buy- back options		1,023,519	69%	1,926
Rental properties at cost		41,067,978	1,480,618	100%	3,173
Less: accumulated depreciation		(19,733,963)
Rental properties, net		$21,334,015

As of December 31, 2018

Group	Description of Property	Cost in US $	In Square Feet	% of Total Square Feet	Units
A	Owned by DVPD	$21,968,292	240,799	16%	434
B	Sold properties with buy- back options or return is in process without paying off	11,845,672	130,049	9%	493
C	Properties with buy- back options transferred to SML in 2017 and 2018 *	7,753,794	86,251	6%	319
D	Sold properties without buy- back options	-	1,023,519	69%	1,927
Rental properties at cost		41,567,758	1,480,618	100%	3,173
Less: accumulated depreciation		(19,048,676)
Rental properties, net		$22,519,082

*See Note 10, Property Financing Agreement Payable

Depreciation  expense for the rental properties was $920,943 and $974,548 for the years ended December 31, 2019 and December 31, 2018 respectively. As of December 31, 2019 and 2018, 1,023,519 square feet (95,088 square meters) of total rental properties (Group D property), or 69% of rental properties were sold. These sold properties are owned by various unrelated individuals and entities. The majority of these properties were sold during the period from 1998 to 2012. Pursuant to the sale contracts, at the date of the sale, buyers obtained legal ownership to the sold properties and assumed the significant risks and rewards of ownership of the property (had the ability to rent and sell the property at-will) while the Company received the payments of the purchase prices. These sales were considered final sales. The allocated carrying cost and land use rights costs were derecognized and gains or losses were recognized when the sales were completed.

As of December 31, 2019, DVPD owned 240,455 Square feet (22,339 square meters) of total rental properties (Group A property) (approximately 16%) with legal title. As of December 31, 2018, DVPD owned 240,799 square feet (22,371 square meters) of total rental properties (Group A property) (approximately 16%) with legal title. Rental properties are carried at cost, which includes allocated construction costs and allocated original purchased land use right costs. These properties were recorded under the caption of “rental properties”.

Among the properties owned by the Company, 200,747 square feet (18,650 square meters) of properties were used as collateral for a 390M RMB Loan ($56.2 million) and 22,098 square feet (2,053 square meters) were used as collateral for 50M RMB Loan ($7.2 million) and 23M RMB Loan ($3.5 million). (see Note 10, Bank Loans Payable)

Group B and Group C properties were properties sold to various unrelated individuals and entities with a buy-back option. The majority of these properties were sold during the period from 1998 to 2012. The vesting dates of the buy-back options ranged from 2014 to 2018. The Company has no legal title to these properties until the Company purchases back these properties upon the exercise of the buy-back option. The Company’s accounting policy is to treat these types of sales as a financing agreement. The cost of property sold has been measured under the caption of “rental property” in the consolidated financial statements and continue to be depreciated. The Company recorded the sales proceeds as “property financing agreements payable” in the consolidated financial statements and accrues the interest expense during the period of the lease. The interest rate is determined by the price spread of each unit’s sale price and re-purchase price, and the time span from the date of sale to the maturity date (last date to execute the option). At the date of repurchase, the amount of sales proceeds received plus interest accrued will be equal to the agreed purchase price. The Company will derecognize the liability at the earlier of (1) when the Company repurchases the property, (2) when the owner of the property and the Company reaches a settlement and the owner gives up the buy-back option, or (3) the expiration of the buy-back option. (See Note 10), Property Financing Agreement Payable for further information.

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

As of December 31, 2019, Group B properties had 130,394 square feet (12,114 square meters) 9% of total properties. As of December 31, 2018, Group B properties had 130,049 square feet (12,082 square meters) 9% of total properties.

Pursuant to the SML financing agreement (see Note 10, Property Financing Agreement Payable), SML will negotiate with each individual property owner who exercised their option to request the Company to buy back the property on a case by case basis and pay an agreed upon price to the property owner. SML will acquire the title to the property and settle with the previous owner and extend the buy-back option to May 15, 2020. The Company will honor the buy-back agreements and agreed to pay the same purchase price stated in the original buy-back agreements. SML will also negotiate with lease back owners and settle the balance due that the Company owed to lease owners. The Company will pay interest at 8% per annum of the balance (buy-back price) owed to SML. As of December 31, 2019 and 2018, 86,251 square feet (8,013 square meters) of properties were owned by SML.

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

Expected future minimum rents to be received over the next five years and thereafter from leases in effect as of December 31, 2019 are as follows:

For the Years Ending December 31,	Amount in US$
2020	$679,390
2021	653,146
2022	63,497
2023	7,182

Total	$1,403,215

During 2019, the Company didn’t sell any unit. During 2018, the Company sold 26 units comprised of 7,460 square feet (693 square meters) to third parties without buy-back options. Those sales were considered as final. The Company realized a gain of $1,340,035 from these sales.

Sales price	$2,098,071
Less: carrying costs	(610,365)
Add: accumulated depreciation	279,703
Other cost adjustments	(427,374)
Net Gain	$1,340,035

NOTE 6 –PROPERTY AND EQUIPMENT

Property and equipment are composed of the following:

	Estimated Useful Life	December 31, 2019	December 31, 2018
Rental Property	45 years	$218,482	$221,140
Office equipment	3-5 years	319,359	324,623
Business machinery and equipment	5-10 years	2,944,603	2,969,180
Auto	5 years	24,574	24,873
Improvements	5-10 years	9,997,516	10,118,913
Total properties, machinery and equipment		13,504,534	13,658,729
Less: accumulated depreciation and amortization		(13,074,471)	(13,024,140)
Property and equipment, net		$430,063	$634,589

Depreciation expense was $222,813 and $226,603 for the years ended December 31, 2019 and 2018, respectively.

NOTE 7 - INTANGIBLE ASSETS

Intangible assets consist of the software used in management. The cost and related amortization are as follows:

	Estimated Useful Life	December 31, 2019	December 31, 2018
		(Unaudited)
Management software	5 years	$25,819	$26,134
Less: accumulated amortization		(8,179)	(3,051)
Intangible assets, net		$17,640	$23,083

Amortization expense was $5,201 and $3,171 for the years ended December 31, 2019 and 2018, respectively.

NOTE 8 – RIGHT OF USE ASSETS

As part of its operations, the Company leases back sold properties in Victory Plaza and subleases the properties to un-related third parties with separate lease terms. Leases related to the property in Group B (see Note 5, Rental Properties, Net) which were sold with buy-back options are classified as financing leases. Leases related to the property in Group D (see Note 5) are classified as financing leases if the lease meets any of the following criteria: (i) the lease transfers ownership of the underlying asset to the lessee by the end of the lease term, (ii) the lease grants the lessee an option to purchase the underlying asset that the lessee is reasonably certain to exercise, (iii) The lease term is for the major part of the remaining economic life of the underlying asset, (iv) the present value of the sum of the lease payments and any residual value guaranteed by the lessee that is not already reflected in the lease payments equals or exceeds substantially all (90% or more) of the fair value of the underlying asset, or (v) the underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. A lease will be classified as an operating lease if it is not classified as a finance lease.

On March 27, 2018, Sino Pride leased office space which is to expire on March 26, 2020. Due to the cost consideration, on August 15, 2019, Sino Pride terminated its old lease and moved to a new location. The lease is classified as an operating lease. At the lease commencement date, the Company recognized a right-of-use asset and a lease liability, which is the present value of the total lease payments discounted at 5.25% - a premium bank lending rate per annum at the date. The right-of-use asset is amortized over the term of lease.

Lease Liability maturities as of December 31,

2020	$210,946
2021	191,530
2022	118,788
Thereafter	-
Total Lease Liability maturities	$521,264

Right of use assets consist of the followings as of December 31, 2019 and 2018:

Right of Use Assets- As of December 31, 2019 in US $
Lease Type	Property Group	Lease Units	ROU Assets	Accumulated Amortization	ROU, Net
Financing lease	B	1	$61,261	$(60,166)	$1,095
Financing lease	D
Operating lease - Rental	-	2	564,865	(81,782)	483,083
Total		3	$626,126	$(141,948)	$484,178

Right of Use Assets - As of December 31, 2018 in US $
Lease Type	Property Group	Lease Units	ROU Assets	Accumulated Amortization	ROU, Net
Financing lease	B	4	$315,067	$(284,848)	$30,219
Financing lease	D	4	247,730	(237,948)	9,782
Operating lease - Rental	-	1	597,889	(214,985)	382,904
Total		9	$1,160,686	$(737,781)	$422,905

There were 6 and 15 lease-back leases that expired during the twelve months ended December 31, 2019 and December 31, 2018, respectively. The Company did not renew those leases.

Amortization of ROU assets were $38,040 and $110,602 for the years ended December 31, 2019 and 2018, respectively.

Operating lease expense was $291,549 and $235,623 for the years ended December 31, 2019 and 2018, respectively.

The short-term rent lease expense was also included in operating lease expense. In addition to the above operating lease expense, short-term rental expense was $307,505 and $268,778 for the year ended December 31, 2019 and 2018, respectively.

NOTE 9 - SHORT-TERM LOAN AND INTEREST RECEIVABLE

On June 28, 2018, DVBM entered into a loan agreement to lend RMB 50,000,000 or $7,265,647 (the “Principal”) to Zhong Ke Chuang Zhan Investment, Ltd, an independent third party (“ZKCZ”). The maturity date of the unsecured loan was June 30, 2019 (the “Maturity Date”). The interest (the “Interest”) shall accrue on the unpaid Principal amount of the loan from July 1, 2018 to September 30, 2018 at a simple rate of 2% per month and from October 1, 2018 to June 30, 2019 at a simple rate of 0.7% per month. All computations of the Interest rate hereunder shall be made based on the daily balance of the Principal amount of the loan. Accrued, but unpaid, interest shall be paid on the Maturity Date. The outstanding loan principal to ZKCZ was approximately $7.5 million at December 31, 2019.

On June 30, 2019, the Company signed a new loan agreement with ZKCZ to amend the loan amount from $7,182,360 (RMB 50,000,000) to $10,773,540 (RMB 75,000,000) and extend its Maturity Date to September 30, 2020. At the request of the Company, ZKCZ has provided to the Company a Promissory Note and payment plan related to the above outstanding loan. As of June 30, 2019, the Company has recorded a reserve allowance of $2,606,349 (RMB 18,144,100) in the accompanying consolidated financial statements. From  January 1, 2020 to March 31, 2020, ZKCZ has made payments of approximately RMB 6.2M back to the Company.

NOTE 10 – BANK LOANS PAYABLE

The following table sets forth the Company’s loans payable as of December 31, 2019 and December 31, 2018:

	2019	2018
Harbin Bank Loans
Interest at 5.46% per annum, payable 07/18/2027	$55,519,644	$56,267,993
Interest at 7.08% per annum, payable 07/19/2024	4,104,206	4,348,878
Interest at 6.50% per annum, payable 12/20/2018-In default	3,303,885	3,344,093
Interest at 6.50% per annum, payable 09/27/2019-In default	2,858,579	2,893,367
Interest at 6.50% per annum, payable 03/11/2020-In default	1,470,948	-
Total principal	67,257,262	66,854,331
Less:
unamortized debt issuance cost	(335,849)	(395,397)
Total bank loans payable	$66,921,413	$66,458,934

On July 20, 2014, the Company’s subsidiaries, DVPD entered into a 10-year loan agreement (the “RMB 390M Loan”) US$56,022,409 (RMB 390,000,000 translated at December 31, 2019 exchange rate) long-term borrowing from Harbin Bank (the “Bank”). The Loan was used for “repayment of other bank loans, repayment of shareholder loans and renovations”. The Loan charges a floating rate of interest at 120% of the loan rate published by the People’s Bank of China for similar loans. Current benchmark rate for a business loan over 5 years is 4.9% per annum adjusted on October 24, 2015. The average interest rates were 5.88% and 5.90% for the years ended December 31, 2019 and 2018, respectively. Originally, Loan was to mature on June 19, 2024. On August 17, 2017, the Bank agreed to the following: (i) to extend the maturity date of the Loan from July 19, 2024 to July 18, 2027; (ii) to extend the initial monthly repayment date from August 20, 2017 to July 20, 2020, however, during the extended period, the Company has to repay principal of US$72,015 (RMB 500,000) per quarter plus monthly interest; and (iii) add Mr. Alex Brown, the controlling shareholder and founder of VCI, as a joint and several guarantor. The Loan agreement includes customary events of default, including DVPD’s failure to pay any principal or interest when due, becoming insolvent, or ceasing operations, or if there is a material adverse change in the assets, business, commitments, or prospects of DVPD. Upon the Bank’s declaration of an event of default under the Loan agreement, they can demand payment in full of all outstanding principal and accrued interest. The RMB 390M Loan balance was US$55,519,644 (RMB 386,500,000) and US$56,267,993 (RMB 387,000,000) as of December 31, 2019 and, 2018, respectively.

The Loan is secured substantially by 18,650 square meters (200,747 square feet) of rental properties owned by DVPD and guaranteed jointly by Sino Pride, DVPD, DVBM, and Mr. Alex Brown. If DVPD fails to fulfill the obligations of the relevant provisions of the RMB 390M Loan agreement, each guarantor shall be liable and pay liquidated damages to the Bank. The damages are 20% of the principal amount of the loan.

According to the loan agreement with the Bank dated August 17, 2017, the Company had paid to the Bank the quarterly principal plus monthly interest through the first quarter of 2019. The Company, however, has not made such payment since April 2019, which can be considered as an event of default. As of December 31, 2019, accrued principal and interest totaled approximately $2.7 million (the “RMB 390M Loan Balance Due”).

On March 24, 2015, DVPD entered into a loan agreement (the “RMB 50M Loan”) for a US$7,182,360 (RMB50,000,000 translated at December 31, 2019 exchange rate) long-term borrowing from the Bank. The RMB 50M Loan was used for renovations. The RMB 50M Loan charges a floating rate of interest at 120% of the loan rate published by the People’s Bank of China. The current benchmark rate for a business loan over 5 years is 4.9% per annum adjusted on October 24, 2015. The average interest rates for the years ended December 31, 2019 and 2018 were 5.89% and 5.88%, respectively. The maturity date of the RMB 50M Loan is July 19, 2024. The RMB 50M Loan Agreement includes customary events of default, including DVPD’s failure to pay any principal or interest when due, becoming insolvent, or ceasing operations, or if there is a material adverse change in the assets, business, commitments, or prospects of DVPD. Upon the Bank’s declaration of an event of default under the loan agreement, the Bank Loan can demand payment in full of all outstanding principal and accrued interest. The RMB 50M Loan balance was US$4,104,206 (RMB 28,571,429) and US$4,348,878 (RMB 29,910,714) at December 31, 2019 and December 31, 2018, respectively.

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

As of December 31, 2019, the accrued principal and interest totaled approximately $0.8 million (the “RMB 50M Loan Balance Due”).

On December 21, 2017, DVPD entered into a liquidity loan agreement (the “RMB 23M Loan”) for a principal amount of $3,534,383 (RMB 23,000,000) from Harbin Bank (the “Bank”) with interest at 6.5%, payable monthly. The RMB 23M Loan is used for short term liquidity needs. On December 28, 2017, DVPD borrowed $1,844,026 (RMB 12,000,000). The term of the loan was one year and was due on December 20, 2018. On January 19, 2018, DVPD borrowed an additional $1,690,357 (RMB 11,000,000). DVPD may choose to extend the term of the loan after obtaining prior written consent from the Bank at least 15 days prior to the maturity date. Currently, The loan agreement includes customary events of default, including DVPD’s failure to pay any principal or interest when due, becoming insolvent, or ceasing operations, or if there is a material adverse change in the assets, business, commitments, or prospects of DVPD. Upon the bank’s declaration of an event of default under the loan agreement, the Bank can demand repayment in full of principal and accrued interest. The Loan also prohibits the payment of dividends. The RMB 23M loan is secured by the same collateral as the RMB 50M loan and is guaranteed jointly by DVBM and Sino Pride.

As the date of this Annual Report, the Company has not made the repayment and the loan is in default.

On September 27, 2018, DVPD borrowed US$2,891,727 (RMB19,900,000) in a short-term loan from Harbin Bank (the “RMB 19.9M Loan”). The loan requires interest at 6.50% per annum and expired on September 12, 2019. The use of loan proceeds is restricted to pay principal and interest amounts owed to Harbin Bank.

As of the date of this Annual Report, the Company has not made the repayment and the loan is in default.

On March 26, 2019, DVPD borrowed US$1,433,491 (RMB10,240,000 translated at September 30, 2019 exchange rate) in a short-term loan from Harbin Bank (the “RMB 10.24M Loan”, together with the RMB 23M Loan and RMB 19.9M Loan, the “Liquidity Loan Balance Due”). The loan requires interest at 6.50% per annum and expires on March 11, 2020. The use of loan proceeds is restricted to pay principal and interest amounts owed to Harbin Bank.

As of the date of this Annual Report, the RMB 10.24M Loan has been expired while the Company has not made the corresponding repayment.

As of the date of this Annual Report, the Short-Terms Loans including RMB 23,000,000, RMB19,900,000, and RMB10,240,000 respectively have become due while the Company has not made the corresponding payment. The Company is not aware that the Bank has taken any legal action against the Company. In the event that the Bank rejects our Refinancing Loans and/or commence any legal proceeding against us regarding the Short-term Loans, we may lose our collateralized assets which will cause a material adverse effect on our results of operations. Furthermore, if the collateral on those loans cannot satisfy our payment obligation, we may be forced to commence liquidation process if we do not have sufficient liquidity or cannot raise sufficient fund at that time, if any at all.

The weighted average short-term loan balance consisting of loans from financial institutions was $7,388,091 and $4,046,028 for the years ended December 31, 2019 and 2018, respectively. The weighted average interest rate for short term loans was 6.50 per annum for the years ended December 31, 2019 and 2018.

For the years ended December 31, 2019 and 2018, interest expense incurred for the above loans, including amortization of debt issuance costs amounted to $4,147,614 and $4,131,313, respectively.

The Bank and the Company are currently discussing potential grant to convert the principal and interests due, including the RMB 390M Loan Balance Due, the RMB 50M Loan Balance Due, and the Liquidity Loan Balance Due into a new loan and an additional liquidity loans in an amount of RMB 50 million (collectively, the “Refinancing Loans”). The collateral for the potential RMB 50 million loan will be the remaining values of same collateral for the RMB 390M Loan and RMB 50M Loan but ranking junior to the RMB 390MB Loan and RMB 50M Loan. In addition, the Company has been negotiating with the Bank for a waiver of the penalty for late payment of related loan interest (the “Penalty Waiver”). The Company has already submitted the application for the Refinancing Loans at the request of the Bank. It usually takes about 2 to 3 months for the Bank to review and approve the Refinancing Loans and the Penalty Waiver which can be potentially longer as a result of the outbreak of the COVID-19. However,   there is no assurance or certainty that such Refinancing Loans or Penalty Waiver will be approved by the Bank.

Debt Maturities

As of December 31, 2019, scheduled maturities of the Company’s outstanding bank loans were as follows:

Year Ended December 31,
2020	$8,690,244
2021	1,056,832
2022	1,056,832
2023	1,056,834
2024	1,056,834
Thereafter	54,339,686
Total debt maturities	67,257,262
Less: unamortized debt issuance costs	(335,849)
Total debt obligations	$66,921,413

NOTE 11 – PROPERTY FINANCING AGREEMENTS PAYABLE

Property financing agreements payable consists of the following as of December 31, 2019 and 2018.

	2019	2018
Buy-back financing agreements - Group B properties	$42,680,410	$46,438,364
SML financing agreements - Group C properties *	34,802,880	33,529,953
Net unamortized SML financing cost	(18,509)	(63,697)
Total property financing agreements, net	$77,464,781	$79,904,620

* includes lease-back payables transferred to SML

Buy-back Financing Agreements

As of December 31, 2019, 216,230 square feet (20,127 square meters) of total properties (15%) (including Group B and Group C properties-the properties transferred to SML) were sold to various unrelated individuals and entities with a buy-back option. The majority of these properties were sold in the period from 1998 to 2012. The date of buy-back options ranged from 2014 to 2018.

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

Detailed information on property buy-back financing agreements payable in Group B as of December 31, 2019 and 2018 as follows.

	Units	Square Feet	Selling Price	Buy-Back Price	Property Financing Agreements Payable

December 31, 2019
Effective agreements	5	1,948	$533,965	$713,740	$686,960
Past due agreements	490	128,446	37,267,543	41,996,688	41,993,450
Total financing agreements	495	130,006	$37,801,508	$42,710,428	$42,680,410

December 31, 2018
Effective agreements	14	5,047	$1,765,972	$2,501,614	$2,420,513
Past due agreements	479	124,959	36,322,719	44,030,955	44,017,851
Total financing agreements	493	130,006	$38,088,691	$46,532,569	$46,438,364

The buy-back price is the price that Company has to pay when the owner of property exercises their option to have the Company buy-back the property. This price is stated in the buy-back agreement. Property financing agreements payable is the amount that the Company accrued as a liability as of the reporting date. At the date of maturity, property financing agreements payable will equal the buy-back price. During the twelve months ended December 31, 2019, the Company paid a total of $3,474,503 (RMB 24,197,759) to the owners of property, which was recorded as a reduction of the Property Financing Agreement Payable in the accompanying consolidated financial statements.

Property financing agreements payable will be derecognized when the buy-back amount is fully paid. In the case of settlement, the remaining unpaid balance will be reclassified from buy-back payable to other payables. The amount recorded as buy-back payables reclassified to other payables was $4,152,344 and $4,186,382 as of December 31, 2019 and 2018, respectively.

Following table set forth the expiration of buy-back options (Group B properties) and the buy-back amount.

Future Expiration	Units	Amount
Past due as of 12/31/2019	490	$41,996,688
12/31/2020	3	460,576
12/31/2021	-	-
12/31/2022	2	253,164
12/31/2023	-	-
Total	495	$42,710,428

SML Agreement

On December 29, 2017, the Company entered into an agreement “Strategy Cooperation Agreement”, as amended on February 22, 2018 (the “SML Agreement”) with Dalian Sheng Ma Lin Trading Ltd. (“SML”). Pursuant to the SML Agreement, SML will negotiate with each individual property owner who exercised their option to request the Company to buy back the property on a case by case basis and pay an agreed price to such owner. SML will subsequently become the owner of the property and the Company had agreed to buy back the property at the initial price under the buy-back option with the previous owner no later than May 15, 2020. The Company also agreed to pay interest of 8% per annum commencing on January 1, 2018. In addition, SML will settle the lease-back payables under the lease-back agreements with each individual property owner and the Company agrees to pay SML the amount of rent payable under the lease-back plus annual interest of 8% commencing on January 1, 2018 no later than May 15, 2020.

The SML Agreement helped the Company to temporarily relieve part of pressure from disputes and expedite the settlements which will help Company to improve its credit and financial position so that the Company can focus on the Renovation. However, as of December 31, 2019, the Company has temporarily suspected it renovation projects due to its inability to raise the needed fund. SML has no relationship or affiliation with the Company other than the SML agreement. As of December 31, 2019, the properties with buy-back options totaled 319 units, 86,244 square feet (8,013 meters). Acknowledging the impact of the outbreak of COVID-19, on January 15, 2020, the Company entered into a supplemental agreement with SML to extend the original repayment date from May 15, 2020 to May 15, 2023.

Amounts under the SML Agreement as of December 31, 2019 and 2018 consist of following:

	2019	2018
Buy-back related cases: including remaining balances	$25,869,672	$26,995,786
Lease-back related cases: including historical remaining balances	4,020,158	4,069,082
Accrued interest payable to SML	4,913,051	2,465,085
Total SML financing agreements	$34,802,881	$33,529,953

NOTE 12 – Account Payable and accrued liabilities

Accounts payable and accrued liabilities consist of the following:

	December 31, 2019	December 31, 2018
Accounts payable	$3,461,758	$2,839,967
Wages and employee benefits payable	679,189	370,151
Taxes payable*	806,380	584,693
Vat payable	745,935	455,962
Bank loan interest payable	3,245,679	496,831
Total accounts payable and accrued liabilities	$8,938,941	$4,747,604

* Taxes payable consist of the following:

	December 31, 2019	December 31, 2018
Individual income taxes	27,150	30,674
Business taxes	169,336	136,725
Property and land use taxes	269,646	253,226
Tax penalties	247,732	90,473
Other surcharges and fees	92,516	73,595
Total	$806,380	$584,693

As of December 31, 2019, and 2018, the Company’s taxes payable includes property tax, land use right taxes, income tax, taxes related to rental and other taxes in the aggregate amount of $0.8 million and $0.6 million, respectively. In accordance with Chinese tax authorities and tax laws, the Company accrued tax penalties payable of $247,732 and $90,473 as of December 31, 2019 and 2018, respectively.

NOTE 13 – LEASE LIABILITIES PAYABLE

Lease liabilities payable consisted of following as of December 31, 2019.

Lease Type	Property Group	Lease Units	Lease Payable
Financing lease	B	1	$1,637
Financing leases	D	2	21,118
Operating leases	Office rent	2	498,509
Total		5	$521,264

Leases liabilities payable consisted of following as of December 31, 2018.

Lease Type	Property Group	Lease Units	Lease Payable
Financing lease	B	4	$176,902
Financing lease	D	4	38,878
Operating lease	D	1	396,345
Total		9	$612,125

For the year ended December 31, 2019, 5 lease-backs expired. For the year ended December 31, 2018, 15 lease-back leases expired. The Company did not renew those leases. The unpaid lease liability was recorded as “Other payables” in the accompanying consolidated financial statements. Accumulated unpaid lease-back liabilities were $5,529,680 and $5,456,833 as of December 31, 2019 and 2018, respectively.

For the financing leases, the Company did not process any cash payments for the periods ended December 31, 2019 and 2018 respectively. During the same periods, their respective weighted average remaining lease term was about one year whereas the supplemental noncash on lease liabilities resulting from right-to-use assets were approximately $779,000 and $3,870,804. For the operating leases, the Company processed cash payments of approximately $70,000 and $227,000 for the periods ended December 31, 2019 and 2018 respectively. During the same periods, their respective weighted average remaining lease terms were about one year whereas the supplemental noncash on lease liabilities resulting from right-to-use assets were approximately $566,000 and $598,000.

A typical lease contract will include the: (i) the lease period – usually around 10 years, (ii) agreed lease payment amount, (iii) payment terms among others, The Company takes the risk after the lease is signed. The Company is liable for the agreed lease-back payment amount even if the property is vacant. Lease-back rental properties may be combined with Company owned properties together for rent depending on the needs of the tenant. The Company did not trace income separately from those lease-back properties. Rental income is reported gross including rental income from our owned properties and lease-back properties. Lease-back expenses were recorded as amortization, interest and lease-back expenses separately.

Financing lease expenses consisted of (i) amortization of the ROU asset; (ii) interest expense of the lease liability and (iii) other one-time payments including late payment reimbursement. The Company incurred $38,040 and $110,602 of amortization of ROU assets during years ended December 31, 2019 and 2018, respectively. The Company incurred $1,290 and $6,846 of interest expense in connection with financing leases for the years ended December 31, 2019 and 2018, respectively. The Company incurred additional expenses of $2,712 and $2,364,004 in connection with the lease-back operations for the years ended December 31, 2019 and 2018, respectively. The 2018 expenses are mainly guaranteed rental payments, late payment reimbursements and taxes paid on behalf of the property owners.

Operating lease expense including interest and amortization are reported as “operating lease expense” in the accompanying consolidated financial statements. Operating lease expense was $599,054 and $504,401 for the years ended December 31, 2019 and 2018, respectively, including the rental expenses from the short-term leases of $307,505 and $268,778 for the years ended December 31, 2019 and 2018, respectively.

Future minimum lease-back payables at December 31, 2019 were as follows:

Years Ended December 31,	Lease Units*	Square Feet	Minimum Lease Payable
2020	3	431	$4,474
2021	2	108	433
2022	-	-	-
Total future minimum lease payable			$4,907

* Lease units represent total leases at the end of period

Sino Pride leases office space under an operating lease agreement which expires on August 31, 2021 and New York’s office lease expires on August 31, 2022. The future minimum rental payments are as follows:

Years ending December 31,
2020	$209,865
2021	202,859
2022	119,372
$532,096

NOTE 14 – OTHER PAYABLES

Other payables consist of the following:

	December 31, 2019	December 31, 2018
Tenants deposits payable	2,624,528	2,652,706
Tenants escrow account	1,694,568	1,607,935
Guaranteed rent payable	282,950	286,394
Expired lease-back payable	5,529,680	5,456,883
Buy-back payable	4,152,344	4,186,382
Accrued liabilities for additional payables from lawsuits	4,742,632	4,800,348

Union, housing, heating and others	879,996	604,227
Total Other Payables	$19,906,698	$19,594,875

NOTE 15 – RELATED PARTY TRANSACTIONS

The Company has been financing its operations by borrowing funds from Sino Pride and DVDC, the holder of the 20% equity interest of DVPD.

Loan payable to related party consists of following as of December 31, 2019 and 2018:

	2019	2018
Loan payable to DVDC	$10,594,843	$10,723,778
Due to related individual	1,339,948	792,502
Loan payable to related parties	$11,934,791	$11,516,280

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

Loan payable to DVDC consists of following at December 31, 2019 and 2018.

	December 31, 2019	December 31, 2018
Loan principal	$13,200,000	$13,200,000
Advance payments for infrastructure construction	(5,685,747)	(5,685,747)
Other payable to DVDC	215,136	215,136
Net loan payable to DVDC in RMB	7,729,389	7,729,389
Foreign exchange effect	2,865,454	2,994,389
Net loan payable to DVDC in US$	$10,594,843	$10,723,778

Accrued interest expense – related parties was $537,210 and $519,970 for the years ended December 31, 2019 and 2018, respectively. Total accrued interest payable to related parties was $11,520,609 and $11,121,817 at December 31, 2019 and 2018, respectively.

Due to Related Individual

The spouse of our major shareholder provided working capital for our US office expenses. As of December 31, 2019, and December 31, 2018, the amount due to this individual was $1,339,948 and $792,502, respectively. The amount due earns no interest and is due on demand.

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

Loans, repayments and accrued interest payable to Sino Pride as of December 31, 2019 and December 31, 2018 are as followed:

Loan Payable to Sino Pride
Loan balance at December 31, 2017	$13,503,748
Repayment in 2018	(200,000)
Loan balance at December 31, 2018	13,303,748
Repayment in 2019	-
Loan balance at December 31, 2019	$13,303,748

Interest Payable to Sino Pride
Interest payable at 12/31/2017	$7,451,973
Accrued interest in 2018	1,079,968
Repayments in 2018	-
Interest payable - December 31, 2018	8,531,941
Accrued interest in 2019	1,079,083
Repayments in 2019	-
Interest payable - December 31, 2019	$9,611,024

The above inter-company loan payable of $13,303,748 and $13,303,748, and accrued interest payable of $9,611,024 and $8,531,941 at December 31, 2019 and December 31, 2018, respectively, have been eliminated in the accompanying consolidated financial statements. The interest expenses of $1,079,083 and $1,079,926 for the years ended December 31, 2019 and 2018, respectively, have been eliminated in the accompanying consolidated financial statements.

Loan Payable to Shareholder/Due to Shareholder

Due to shareholder represents the investment amount that Sino Pride received from its former shareholders, which was assigned to the Company’s current major shareholder, Mr. Alex Brown. Loan payable to shareholder was $65,931,644 and $64,151,148, respectively at December 31, 2019 and 2018. During the year ended December 31, 2019 and 2018, Mr. Alex Brown advanced $1,774,621 and $1,362,472 to the Company, respectively. The balance due to shareholder bears no interest. If the interest was calculated at 5% (December 2019 US (Fed) Prime rate) for the loan payable to shareholder, the balance for interest expense would have been approximately $3.3M and $3.2M for the ended December 31, 2019 and 2018, respectively.

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

NOTE 16 - INCOME TAXES

The Company accounts for income taxes pursuant to FASB ASC 740 “Accounting for Income Taxes” which requires the recognition of deferred tax assets and liabilities for the differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carry forwards. Additionally, the accounting standards require the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Realization of deferred tax assets, including those related to the U.S. net operating loss carry forwards for income tax purposes as compared to financial statement purposes, are dependent upon future taxable income and timing of reversals of future taxable differences along with any other positive and negative evidence during the periods in which those temporary differences become deductible or are utilized.

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

As of December 31, 2019, and 2018, DVPD, DVBM and Sino Pride had a combined net foreign operating loss carry forwards of approximately $54,629,148 and $58,213,409, respectively that may be available to reduce future years’ taxable income. These foreign losses may not offset US income taxes in the future. Management believes that it appears more likely than not that the Company will not realize these tax benefits.

As of December 31, 2019, and 2018, VCM had approximately $2,667,043 and $1,155,570 net operating loss carryforwards, respectively. In the U.S net operating losses incurred prior to December 31, 2017, can be carried forward 20 years. Under the TCJA, net operating losses incurred after December 31,2017, can be carried forward indefinitely. The Company has no operating income in the US. Management believes that it appears more likely than not that the Company will not realize these tax benefits. VCM’s tax return for the years ended December 31, 2018 and 2017 are open to IRS inspection.

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

At December 31, 2019 and December 31, 2018, deferred tax assets consisted of:

	December 31,	December 31,
	2019	2018
	(Unaudited)
Net operating loss carry forwards
Foreign operations	$13,366,178	$18,153,562
US Operations	560,079	242,670
Valuation allowance	(13,926,257)	(18,396,232)
Deferred tax assets - net	$-	$-

The valuation allowance decreased by $689,438 for the twelve months ended December 31, 2019.

The provisions for income taxes for the twelve months ended December 31, 2019 and 2018 are summarized as follows:

	December 31,	December 31,
	2019	2018
	(Unaudited)	(Unaudited)
Current	$-	$-
Deferred	2,500,205	753,069
Change in valuation allowance	(2,500,205)	(753,069)
Total	$-	$-

The reconciliation of the Company’s effective tax rate as a percentage of income before taxes and Federal statutory rates for the two years ended December 31, 2019 and 2018, respectively, is as follows:

	2019	2018
China
US statutory tax rate	21.00%	21.00%
Tax rate difference	4.00%	4.00%
Changes in valuation allowance	-25.00%	-25.00%
Effective rate	0.00%	0.00%

NOTE 17– STOCKHOLDERS’ EQUITY

The Company is authorized to issue up to 600,000,000 shares of common stock, par value $0.0001 per share. On November 13, 2017, the Company issued 20,700,000 shares of its common stock to Alex Brown, Chairman and Chief Executive Officer of the Company and received consideration of $2,070 in cash.

Initial Public Offering

Pursuant to the Registration Statement on Form S-1 The Company closed its initial public offering on March 28, 2019. The offering price was $1 US dollar per share. The Company sold 1,011,000 shares and received all proceeds from the investors of $1,011,000.

NOTE 18 - STATUTORY RESERVE

Pursuant to the PRC law, entities must make appropriations from after-tax profits to a non-distributable “statutory surplus reserve fund”. Subject to certain cumulative limits, the “statutory surplus reserve fund” requires annual appropriations of 10% of after-tax profit until such appropriations reach 50% of the registered capital (as determined under accounting principles generally accepted in the PRC (“PRC GAAP”) at each yearend). DVPD and DVBM have not made any appropriations to the statutory reserve as of December 31, 2019 and December 31, 2018, as DVPD and DVBM have not yet generated any after-tax profits.

NOTE 19 – NON-CONTROLLING INTEREST

Non-controlling interest represents DVDC’s 20% equity ownership interest in DVPD and DVPD’s operating results including its 5% equity ownership interest in DVBM. Non-controlling interest consisted of the following as of December 31, 2019 and December 31, 2018:

	December 31, 2019	December 31, 2018
Non-controlling interest at beginning of the period	$(42,242,097)	$(43,268,669)
Net loss	(1,495,207)	(971,370)
Change in foreign currency translation adjustment	436,517	1,997,942)
Non-controlling interest at end of the period	$(43,300,787)	$(42,242,097)

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

Legal Proceedings

As of December 31, 2019, the Company had property financing agreements payable of $77,464,781, lease liabilities payable of $521,264, expired lease-back payables of $5,529,680, and buy-back payables of $4,152,344. As of December 31, 2019, there were 565 lawsuits case against the Company in Dalian City, China. Litigants claimed that the Company did not buy back the property pursuant to the sales contract or the Company did not pay the promised lease-back rent on time. These claims amounted to $24,820,625 (RMB172,788,781) translated at the December 31, 2019 exchange rate). These payables were included in and reported under the caption of “Property financing agreements payable”, “Lease liabilities payable” and “Other payables”. In connection with the progress of these cases, the Company accrued $4,742,632 for possible extra litigation charges. The Company will record attorney fees when invoiced. The attorney fees in connection with litigation was $21,859 and $97,071 for the years ended December 31, 2019 and 2018, respectively.

The nature of these lawsuits is to demand the Company buy-back property per agreements or to pay unpaid rent per lease-back agreements. The Company has been accruing the interest and included in property financing agreements payable and lease liabilities payable based on the lease agreements. The Company records the expired lease-back payables and unpaid buy-back payables in other payables and accrues additional estimated liabilities. The management believes that current recorded liabilities were reasonable estimates of the total final buy-back payments and total final lease-back payables. Should the ultimate settlement of these liabilities to exceed the amount already recognized, the Company will accrue additional estimated liabilities when known.

The Company has intended to settle the balance due relating to lease-back payables with the owners of the lease-back properties. The Company has formed a task group and has been negotiating with the plaintiffs and other owners of the lease-back properties.

Collateral of Company’s Asset to Three Individuals

On May 18, 2017, 140 square meters (1,507 square feet), owned by the Company was used as collateral to help on unrelated individual borrow $770,000 (RMB5,000,000) under a one-year bank loan. There was no profit or gain for the Company to provide this collateral. The one-year period is now past due. The Company is exposed to the loss of this property if the individual is insolvent and fails to settle the bank loan.

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

These individuals have not yet returned the loans back to Harbin Bank, which exposes the Company to a loss if the individuals are insolvent and fail to repay the bank loans. On December 30, 2019, the Company entered into three separate Repayment Agreements with these individuals. The agreements stipulate that these three individuals have to either pay back the loan of RMB 5M to the bank or provide their own collaterals so as to release the Company’s property by December 31, 2020. In addition, the agreements require these three individuals pay RMB 50,000 to the Company by May 31, 2020 along with other penalty clauses if these three individuals fail to abide by the agreements. The Company has a risk of losing these properties if these individuals are not able to repay these bank loans.

NOTE 21 – CONCENTRATION OF CREDIT RISK

The Company maintains cash balances in various banks in China and the Special Region of Hong Kong. Per regulation of PRC, the maximum insured bank deposit amount is approximately $72,700 (RMB 500,000) for each financial institution. As of December 31, 2019, the Company’s uninsured cash balance was approximately $50,184.

The Company receives rental and management fee income from approximately 700 tenants. Revenue from the top ten tenants accounted for 18.23% and 19.29% of total revenue, for the years ended December 31, 2019 and 2018, respectively, no individual tenant’s revenue accounts for more than 10% of the total revenue in the above periods. Accounts receivable from the top ten tenants accounts for 12.6% and 13% for the years ended December 31, 2019 and 2018.

NOTE 22 - SUBSEQUENT EVENTS

Lawsuits

Subsequent to December 31, 2019, 9 new lawsuits with new claims amounting to $365,111 were filed against the Company. As of the date of this Annual Report, there were a total of 574 lawsuits against the Company in Dalian City, China. Litigants claimed that the Company did not buy back the properties pursuant to the sales contracts or the Company did not pay the promised lease-back rental payments on time. These claims amounted to $24,455,514 (RMB173,482,529). Management believes that the amount claimed by these litigants approximates the amount that the Company has already recorded in and under the caption of “Property financing agreements payable”,” Lease liabilities payable” and “Other payables” in the accompanying consolidated financial statements.

Claims of Lawsuits as of the date of this Annual Report	Store Unit	Square Feet	Claimed Amount in US$
Property buy- back related issues	242	51,870	$19,620,632
Leases and leases back related issues	244	47,721	2,847,281
Other issues	88	5,348	1,987,601
Total in RMB	574	104,939	$24,455,514

As of the date of this Annual Report, the Company settled the following cases.

Resolved cases as of the date of this Annual Report	Total Resolved Cases	Cases Resolved in 2019	Resolved after December 31, 2019
Property buy-back related issues	238	184	-
Leases payment related issues	241	139	-
Other issues	77	64	1
Total resolved cases	556	387	1

To deal with the litigation issues, the Company has formed a task group and have been actively engaged with the plaintiffs and other owners of the lease-back property. At the same time, SML has helped to resolve the litigation cases. The progress has been slow. As of the date of this Annual Report, the Company’s task group and SML have collectively resolved a total of 558 cases out of which 386 cases were resolved during the twelve months ended December 31, 2019.

Surrender Possession of Company’s New York Office

Due to the impact of the coronavirus pandemics, the Company has moved out of its New York office located in 424 Madison Avenue, New York, NY (the “Premise”) on February 28 2020. The lease between the landlord (the “Landlord”) and the Company, dated June 12, 2019 (the “Lease”), will expire on August 31, 2022. On February 28, 2020, the Company entered into a surrender agreement with the Landlord to surrender possession of the premises prior to the natural expiration of the Lease term (the “Surrender Agreement”), pursuant to which, the Company shall remain liable for all obligations under the Lease until the Landlord re-rents the Premises, which the Landlord will attempt to do, in good faith. The Company also represents that the Landlord may draw down on the security deposit, which totals $85,215, to cover the rent, damages, and any other expenses. Judging by the current market condition in New York City and the ongoing stay-at-home order issued by the local government, the Company believes that the Landlord may not be able to re-rent the Premises and in such event, the Company will be liable for the remaining rent from March 1, 2020 to August 31, 2022, in an estimated amount of $354,000.

Outstanding Bank Loans

As of December 31, 2019, the Company has 5 outstanding loans due from Harbin Bank (the “Bank”) in an aggregate amount of approximately $66.9 million. Pursuant to the loan agreements for the RMB 390M Loan and RMB 50M Loan, the Company shall pay the Bank the monthly interest in addition to the quarterly principal. The Company, however, has failed to make such payments since April 2019. As of December 31, 2019, the accrued  principal and interest totaled approximately $2.7 million for the RMB 390M Loan (the “RMB 390M Loan Balance Due”) and approximately $0.8 million for the RMB 50M Loan (the “RMB 50M Loan Balance Due”), respectively. Upon the Bank’s declaration of an event of default under the corresponding loan agreements, the Bank can demand the full payment of all outstanding principal and accrued interest.

In additional to the RMB 390M Loan and RMB 50M Loan, the Company has failed to make payments to three short-term loans, including the RMB 23M Loan, the RMB 19.9M Loan, and the RMB 10.24M Loan (collectively, the “Liquidity Loan Balance Due”). As of the date of this Annual Report, the Short-Terms Loans have been expired while the Company has not made the corresponding payment.

The Bank and the Company are currently discussing potential grant to convert the principal and interests due, including the RMB 390M Loan Balance Due, the RMB 50M Loan Balance Due, and the Liquidity Loan Balance Due into a new loan and an additional liquidity loans in an amount of RMB 50 million (collectively, the “Refinancing Loans”). The collateral for the potential RMB 50 million loan will be the remaining values of same collateral for the RMB 390M Loan and RMB 50M Loan but ranking junior to the RMB 390MB Loan and RMB 50M Loan. In addition, the Company has been negotiating with the Bank for a waiver of the penalty for late payment of related loan interest (the “Penalty Waiver”). The Company has already submitted the application for the Refinancing Loans at the request of the Bank. It usually takes about 2 to 3 months for the Bank to review and approve the Refinancing Loans and the Penalty Waiver which can be potentially longer as a result of the outbreak of the COVID-19. However, there is no assurance or certainty that such Refinancing Loans or Penalty Waiver will be approved by the Bank.

Amendment Agreement with SML

Acknowledging the impact of COVID-19, on January 14,2020, the Company amended its agreement with SML to extend the original repayment date from May 15, 2020 to May 15, 2023

Impact of COVID-19

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (“COVID-19”) and the risks to the international community as the virus spread globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally.

Many uncertainties remain regarding the COVID-19 pandemic, and it is impossible at this time to predict the full economic impact and the impact on our business. Since the Company primarily engages in the business of the multi-functional shopping center are located in Dalian, Liaoning, China, the COVID-19 pandemic is expected to lead to a significant impact on our business operations. In late January 2020, the Dalian government released a stop order on all activities that involved gathering, including a temporary suspension of shopping malls. As a result, all retailors and service providers of our shopping center were shut down until further notice, subject to the containment of the COVID-19. Given that the outbreak has been gradually controlled in China, the Company’s Dalian office has resumed business since March 5, 2020. However, our business was and has continued to be adversely impacted by COVID-19. We have much less traffic in our shopping mall and less tenants after the reopening due to the concern of the virus. In wake of the impact on local market conditions and the economic environment by COVID-19, the Company temporarily suspended the Renovation. Consequently, the pandemics has negatively impacted our operating revenue during the first quarter of 2020, and the Company believe the negative impact on revenue will continue throughout year 2020. We continue to monitor and evaluate these and other developments with respect to the COVID-19 pandemic, though we cannot guarantee that any measures we take in response thereto will be entirely effective or effective at all. In addition, the continued negative impact of the pandemic could cause the Company to incur future impairment charges to the value of its properties.

On March 27, 2020, President Trump signed into law the “Coronavirus Aid, Relief, and Economic Security Act” (“CARES ACT”). The Company is evaluating the impact, if any, that the CARES Act may have on the Company’s future operations, financial position, and liquidity in fiscal year 2020.

