Form 10-Q
period 2020-03-31
Victory Commercial Management Inc.
filed 2020-06-29
CIK 1723083

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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
N/A

As of June 29, 2020, 21,711,000 ordinary shares of the registrant, par value $0.0001 per share, were issued and outstanding.

i

RELIANCE ON SEC ORDER

Victory Commercial Management Inc., or the Company, is filing its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2020, or the Quarterly Report, pursuant to the Securities and Exchange Commission’s, or SEC, Order under Section 36 of the Securities Exchange Act of 1934 Modifying Exemptions from the Reporting and Proxy Delivery Requirements for Public Companies dated March 25, 2020 (Release No. 34-88465).

As set forth in the Company’s Form 8-K furnished to the SEC on May 4, 2020, the Company was unable to file the Quarterly Report within the prescribed time period because, as a result of the outbreak of the coronavirus disease 2019, or COVID-19, the Company was unable to mobilize fully the internal personnel necessary to complete the disclosures in its Quarterly Report. Dalian, Liaoning, China and New York City, New York, U.S., where the Company’s corporate headquarter and operations are currently located, are both adversely affected by COVID-19. The Company has been following the recommendations of local health authorities to minimize exposure risk for its staff for the past several weeks, including the temporary suspension of its business activities and having staff work remotely, and, as a result, the Quarterly Report was not completed by the filing deadline, due to insufficient time to facilitate the internal and external review process.

ii

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 29, 2020. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

iii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

VICTORY COMMERCIAL MANAGEMENT INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2020	2019
	(Unaudited)
ASSETS
CURRENT ASSETS :
Cash and cash equivalents	$181,705	$122,884
Restricted cash	26,693	27,223
Tenant and sundry receivables, net of allowance for doubtful accounts	631,035	469,317
Prepaid expenses and other assets	458,979	526,834
TOTAL CURRENT ASSETS	1,298,412	1,146,258
Rental properties, net	20,694,605	21,334,015
Property and equipment, net	377,541	430,063
Intangible assets, net	16,117	17,640
ROU assets, net	446,368	484,178
Loan and interest receivable, net	5,168,473	6,087,914
TOTAL ASSETS	$28,001,516	$29,500,068

LIABILITIES AND DEFICIT
CURRENT LIABILITIES:
Bank loans payable, net (in default)	$7,484,823	$7,633,412
Bank loans payable, net	58,147,318	59,288,001
Accounts payable and accrued liabilities	10,562,322	8,938,941
Deferred revenue	4,194,791	3,882,434
Lease liabilities payable-current	19,013	22,755
TOTAL CURRENT LIABILITIES	80,408,267	79,765,543
Property financing agreements payable	74,380,091	77,464,781
Lease liabilities payable-non current	461,735	498,509
Other payables	19,636,568	19,906,698
Loans payable to related parties	11,858,528	11,934,791
Due to shareholder	66,263,971	65,931,644
Interest payable to related parties	11,428,220	11,520,609
TOTAL LIABILITIES	264,437,380	267,022,575

Commitments and Contingencies	-	-

DEFICIT:
Common stock, $0.0001 par value, 600,000,000 shares authorized; 21,711,000 and 20,700,000 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	2,171	2,171
Paid-in capital	11,827,188	11,827,188
Subscription receivable
Accumulated deficit	(205,782,751)	(203,808,349)
Accumulated other comprehensive income (loss)	551,459	(2,242,729)
Total stockholder’s deficit attributable to the Company’s common shareholders	(193,401,933)	(194,221,719)
Noncontrolling interest	(43,033,931)	(43,300,788)
TOTAL DEFICIT	(236,435,864)	(237,522,507)

TOTAL LIABILITIES AND DEFICIT	$28,001,516	$29,500,068

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

VICTORY COMMERCIAL MANAGEMENT INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended March 31,	Three Months Ended March 31,
	2020	2019
Revenues
Rental income	$468,987	$784,713
Management fee income	904,146	1,263,938
Other income	114,870	137,854
Total revenues	1,488,003	2,186,505

Operating expenses
Selling expenses	926,016	1,243,409
Depreciation and amortization	285,420	319,975
Payroll and payroll related expenses	330,528	507,677
Business taxes	96,848	129,464
Lease expenses	73,000	182,519
Other general and administrative expenses	158,568	340,276
Total operating expenses	1,870,380	2,723,320

Loss from operations	(382,377)	(536,815)

Other income (expense)
Interest income	147,853	170,606
Interest - loans	(1,021,963)	(1,043,220)
Interest - ROU and other capitalized liabilities	(581,729)	(667,008)
Interest - related parties	(134,134)	(134,196)
Gain (loss) from foreign currency transactions	(458,367)	542,730
Gain on disposal of fixed assets	-	1,971
Other income	6,255	-
Total other income (expense), net	(2,042,085)	(1,129,117)

Loss before provision for income tax	(2,424,462)	(1,665,932)
Provision for income tax	-	-
Net loss	(2,424,462)	(1,665,932)
Net loss attributable to noncontrolling interest	(450,060)	(245,003)
Net loss attributable to the Company’s common shareholders	$(1,974,402)	$(1,420,929)

Per Common Share - basic and diluted:
Net loss per Company’s common share	$(0.09)	$(0.07)
Weighted-average shares outstanding, basic and diluted	21,711,000	20,744,933

Comprehensive income (loss)
Net loss	$(2,424,462)	$(1,665,932)
Other comprehensive income (loss)
Foreign currency translation adjustment	3,511,105	(4,491,333)
Comprehensive income (loss)	1,086,643	(6,157,265)
Comprehensive income (loss) attributable to noncontrolling interest	266,857	(1,126,716)
Comprehensive income (loss) attributable to the Company’s common shareholders	$819,786	$(5,030,549)

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

VICTORY COMMERCIAL MANAGEMENT INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIT

(UNAUDITED)

	Common Stock		Additional Paid in	Accumulated	Accumulated Other Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Deficit	Loss	Interest	Deficit
Balance - December 31, 2018	20,700,000	$2,070	$10,816,289	$(194,188,636)	$(3,739,981)	$(42,242,097)	$(229,352,355)
Initial public offering	1,011,000	101	1,010,899	-	-	-	1,011,000
Subscription receivable	-	-	(891,000)	-	-	-	(891,000)
Net loss	-	-	-	(1,420,929)	-	(245,003)	(1,665,932)
Foreign currency translation adjustment	-	-	-	-	(3,609,620)	(881,713)	(4,491,333)
Balance - March 31, 2019	21,711,000	$2,171	$10,936,188	$(195,609,565)	$(7,349,601)	$(43,368,813)	$(235,389,620)

	Common Stock		Additional Paid in	Accumulated	Accumulated Other Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Deficit	Income (Loss)	Interest	Deficit
Balance - December 31, 2019	21,711,000	$2,171	$11,827,188	$(203,808,349)	$(2,242,729)	$(43,300,788)	$(237,522,507)
Net loss	-	-	-	(1,974,402)	-	(450,060)	(2,424,462)
Foreign currency translation adjustment	-	-	-	-	2,794,188	716,917	3,511,105
Balance - March 31, 2020	21,711,000	$2,171	$11,827,188	$(205,782,751)	$551,459	$(43,033,931)	$(236,435,864)

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

VICTORY COMMERCIAL MANAGEMENT INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months ended March 31, 2020	For the Three Months ended March 31, 2019
Cash Flows from Operating Activities:
Net loss	$(2,424,462)	$(1,665,932)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	285,420	319,975
Amortization of debt issuance costs	13,625	13,940
Foreign currency exchange (gain) loss on loan and interest repayments to related party	458,368	(542,730)
Gain on disposal of fixed assets	-	(1,971)
Allowance for doubtful accounts	60,490	-
Non cash operating lease expenses	-	(3,411)
Changes in operating assets and liabilities
(Increase) in tenant and sundry receivables	(234,283)	(39,900)
Decrease in prepaid expense and other assets	60,890	96,971
(Increase) in short-term loan interest receivable	(147,780)	(170,540)
(Decrease) increase in SML liability and interest payable	(1,620,856)	633,177
Increase in accounts payable and accrued liabilities	1,816,499	240,731
Increase in deferred rental income	394,605	148,218
Increase in interest payable to related party	134,134	134,134
Increase in other payables	221,419	169,306
(Decrease) increase in lease liabilities payable	(2,331)	802
Increase in property financing agreements payable	5,856	33,028
Net Cash (Used in) Operating Activities	(978,406)	(634,202)

Cash Flows from Investing Activities:
Capital expenditures - fixed assets and improvements	-	(13,296)
Loan receivable collected (advanced)	860,463	(1,431,322)
Net Cash Provided by (Used in) Investing Activities	860,463	(1,444,618)

Cash Flows from Financing Activities:
Proceeds from bank loans	-	1,517,644
Proceeds from initial public offering	-	120,000
Repayment of bank loans	-	(272,596)
Advance from shareholder	179,892	663,065
Advance from related individual	-	10,000
Net Cash Provided by Financing Activities	179,892	2,038,113

Effect of exchange rate changes on cash and cash equivalents	(3,659)	6,015

Net increase (decrease) in cash, cash equivalents and restricted cash	58,291	(34,692)
Cash, cash equivalents and restricted cash at beginning of periods	150,107	319,120
Cash, cash equivalents and restricted cash at end of periods	$208,398	$284,428

Reconciliation of Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents at beginning of periods	$122,884	$188,921
Restricted cash at beginning of periods	27,223	130,199
Cash, cash equivalents and restricted cash at beginning of periods	$150,107	$319,120

Cash and cash equivalents at end of periods	$181,705	$161,192
Restricted cash at end of periods	26,693	123,236
Cash, cash equivalents and restricted cash at end of periods	$208,398	$284,428

Supplemental Disclosure Cash Flow Information:
Cash paid for:
Interest	$-	$973,785
Income tax	$-	$-
Non-cash Investing and Financing Activities:
Right of Use Assets	$446,368	$314,723

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

November 30, 2016 Transaction

In November 2016, Iven entered and executed an agreement of “Assignment of Common Stock and Debt Rights” (“the Original Agreement”) with VP Holding, the former shareholder of Sino pride. Pursuant to the Original Agreement, Iven acquired all 30,000,000 shares of common stock of Sino Pride then outstanding and assumed a shareholder loan and loan interest totaling $52,750,000 (Sino Pride owed to VP Holding) for a nominal consideration of HK$1 (approximately $0.13) from VP Holding. Change of ownership in Sino Pride from VP Holding to Iven had no impact on Sino Pride’s ownership in DVPD and DVBM (operating entities).

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

September 4, 2017 Transaction

On September 4, 2017, VCI signed an agreement of “Assignment of All Outstanding Shares and All Debt Rights Agreement” (“the Agreement”) with Iven. Pursuant to the Agreement, VCI acquired all 30,000,000 shares of common stock of Sino Pride then outstanding and assumed shareholder debt and loan rights totaling HK$ 493,807,633 (approximately $64,208,000) (Sino Pride owed to VP Holding) including an outstanding shareholder loan of HK$ 408,409,628 (approximately $53,093,000) for a nominal consideration of HK$ 1 (approximately $0.13) from Iven. The change of ownership in Sino Pride from Iven to VCI had no impact on Sino Pride’s ownership in DVPD and DVBM (operating entities).

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

NOTE 2 – GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As indicated in the accompanying condensed consolidated financial statements, the Company had a net loss of $2,424,462 and $1,665,932 for the three months ended March 31, 2020 and 2019, respectively; and accumulated deficit of $205,782,751 at March 31, 2020. The Company believes that if there is no additional investment or financing, the current cash balance available to the Company or its projected cash balance for the next 18 months will be insufficient to cover the required payments of the operating expenses arising from normal business operations and to meet the required payments of buy-backs and lease-backs if settled with the claims filed by the property owners during next 18 months from the issuance date of this report.

In light of our current operating state, management cannot provide assurance that the Company will achieve profitable operations or become cash flow positive in a short period of time. Management believes that with its current capital resources, it will be very difficult to continue operating and maintaining its business for the next 18 months from the issuance date of this report.

As of March 31, 2020, we had total outstanding loans payable to Harbin Bank (the “Bank”) of $65,632,141. As of the date of this report, we are in default of three loans with the Bank in the aggregate amount of approximately $7.5 million. These loans are secured by certain assets of the Company. The Company is currently in discussion with the Bank to convert the existing loans into a new loan and apply for an additional liquidity loan in RMB 50 million (collectively, the “Refinancing Loans”) and waive the penalty of late payment of related loan interest (“Penalty Waiver”). However, there is no assurance or certainty that such Refinancing Loans or Penalty Waiver will be approved by the Bank. In the event that the Bank rejects our Refinancing Loans and/or commence any legal proceeding against us, we may lose our collateralized assets which will cause a material adverse effect on our results of operations. Furthermore, if the collateral on those loans cannot satisfy our payment obligation, we may be forced to commence liquidation process if we do not have sufficient liquidity or cannot raise sufficient fund at that time, if any at all.

As of March 31, 2020, the Company had property financing agreements payable of $74,380,091, lease liabilities payable of $480,748, expired lease-back payables of $5,422,041, and buy-back payables of $4,071,516. As of March 31, 2020, there were 566 lawsuits case against the Company in Dalian City, China. Litigants claimed that the Company did not buy back the property pursuant to the sales contract or the Company did not pay the promised lease-back rent on time. These claims amounted to $24,362,934 (RMB 172,969,527 translated at March 31, 2020 exchange rate). These payables were included in and reported under the caption of “Property financing agreements payable”, “Lease liabilities” and “Other payables”. In connection with the progress of these cases, the Company accrued $4,650,313 for possible extra litigation charges.  The Company records attorney fees when invoiced.

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

Management believes that the recorded total property financing agreements payable, buy-backs payable, lease-back liabilities payable and expired lease payable liabilities of $89,004,709 is a reasonable estimation.

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

As a result of the coronavirus pandemic, our DVPD operations in Dalian remained closed from January 25, 2020 until March 5, 2020, which has adversely affected our operating revenues and cash flow in the first quarter of 2020. Moreover, after reopening of the shopping mall, we have fewer shoppers and tenants in the shopping mall due to the continued effect of COVID-19, we cannot predict the full extent to which the COVID-19 pandemic will impact our business or operating results, which is highly dependent on inherently uncertain future developments, including the severity of COVID-19 and the actions taken by governments and private businesses in relation to COVID-19 containment. Additionally, even if the Company does raise sufficient capital to support its operations, there can be no assurance that we could generate sufficient revenues to become profitable.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The accompanying condensed consolidated financial statements do not include any adjustments related to the recoverability and/or classification of the recorded asset amounts and or the classification of the liabilities that might be necessary should the Company is unable to continue as a going concern.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and principles of consolidation

These condensed consolidated financial statements and accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”) filed with the Securities and Exchange Commission on May 29, 2020.

In the opinion of management, these condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the condensed consolidated financial statements for interim periods.

The Company’s condensed consolidated financial statements include the accounts of VCM, VCI, Sino Pride, DVPD, DVBM, and DVPM. All inter-company accounts and transactions among the consolidation group have been eliminated in consolidation. Certain prior year balances have been reclassified to conform to current year’s presentation.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to makes estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the consolidated financial statements and during the reporting periods. Actual results could materially differ from these estimates. Significant estimates include the liabilities recorded for financial agreements payable, buy-backs payable, lease back liabilities payable, expired lease payables and the estimated liability accrued for additional litigation charges related to the numerous lawsuits. Other estimates include the allowance for doubtful accounts on tenant receivables and other receivables, recoverability of long-lived assets, the useful life of rental properties, property and equipment and intangible assets, assumptions used in assessing impairment of long-term assets and the valuation of deferred tax assets.

Foreign Currency Translation

The reporting currency of the Company is the U.S. dollar. The functional currency of VCM and VCI is the U.S. dollar, the functional currency of DVPD, DVBM, and DVPM is the Chinese Renminbi (“RMB”), and the functional currency of Sino Pride is the Hong Kong Dollar (“HK$”). The condensed unaudited consolidated financial statements of the Company have been translated into U.S. dollars in accordance with ASC 830-30 “Translation of Financial Statements”. The financial information is first prepared in RMB or HK$ and then is translated into the U.S. dollar at the period-end exchange rates as to assets and liabilities and at average exchange rates as to revenue, expenses and cash flows. Equity accounts are translated at their historical exchange rates when the capital transactions occurred. As a result, amounts relating to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balance sheets. Translation adjustments resulting from the process of translating the local currency financial statements into the U.S. dollar are included in accumulated other comprehensive income (loss). The cumulative translation adjustment and effect of exchange rate changes on cash for the periods ended March 31, 2020 and December 31, 2019 were $551,459 and $(2,242,729), respectively. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rate prevailing at each balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Pursuant to paragraph 830-20-35-1, the intra-entity (intercompany transactions) foreign currency transactions whose terms are denominated in the currency other than the Company’s functional currency and settlement is anticipated in the foreseeable future (hence not long-term investment nature), the increases or decreases in expected functional currency cash flows are included in determining net income (loss) for the period in which the exchange rate changes. The Company has an inter-company loan denominated in US dollars. The repayment of the loan is required when the Company is profitable. The loan proceeds, repayment and accrued interest were tracked in US dollars. The Company uses the bank spot exchange rate to record proceeds and repayments in RMB. By the end of the reporting period, the Company will adjust loan and interest payable balances from US dollars to RMB by using the period ending exchange rate. Any gain or loss from foreign currency exchange will be recognized in the consolidated statements of operations. There were $458,367 foreign currency transaction loss for the three months ended March 31, 2020 and $542,730 gain for the three months ended 2019.

Spot exchange rates and average exchange rates published by fxtop.com were used in the translation of the consolidated financial statements.

	March 31,	March 31,	December 31,
US Exchange Rate	2020	2019	2019
	(Unaudited)
Period-end RMB	7.0997	6.7109	6.9615
Period average RMB	6.9796	6.7473	6.9114

Period-end HK$	7.7533	7.8500	7.7865
Period average HK$	7.7708	7.8463	7.8262

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
	(Unaudited)
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

Sold Rental Properties with Financing Agreements (Group B and C Properties)

Pursuant to the sales contracts, the buyers’ obtained legal title to the property and also had an option to sign a separate buy-back agreement. The purchase agreement granted the buyer an option to request the Company to buy back sold properties at a stated buy-back price once the option is vested and the Company has received the payments for the sold property. As of March 31, 2020, approximately 15% of total rental spaces of Victory Plaza were sold to various unrelated individuals and entities with buy-back options. The majority of these properties were sold during the period from 1998 to 2014. The vesting dates of the buy-back options ranged from 2014 to 2018.

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

As part of our operations, the Company may from time to from lease back properties from the owners of Group D properties and subleases these properties to un-related third parties with new lease terms. As of March 31, 2020, there was no sublease from the owner of Group D properties. Sales and lease-back are two separate business transactions. Lease-back is at the owner’s will and is not a condition of sale. Lease-back could happen immediately after the sale of property or at any time after the sale if the owner of the property is interested in rental services provided by the Company.

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

Lessor Accounting

The Company currently owns 433 rental units and leased these rental properties to various tenants. Pursuant to FASB ASC 842 – 30, the Company will classify a lease as a sales – type lease if: (i) the lease transfers ownership of the underlying asset to the lessee by the end of the lease term, (ii) the lease grants the lessee an option to purchase the underlying asset that the lessee is reasonably certain to exercise, (iii) the lease term is for the major part of the remaining economic life of the underlying asset, (iv) the present value of the sum of the lease payments and any residual value guaranteed by the lessee that is not already reflected in the lease payments equals or exceeds substantially all (90% or more) of the fair value of the underlying asset, or (v) the underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. As of March 31, 2020, none of our leases, as a lessor, met the above criteria to be classified as a sales–type lease.

Pursuant to FASB ASC 842 – 30, when none of the sales-type lease classification criteria are met, a lessor would classify the lease as a direct financing lease when both of the following criteria are met: (i) the present value of the sum of the lease payments and any residual value guaranteed by the lessee that is not already reflected in the lease payments and/or any other third party unrelated to the lessor equals or exceeds substantially all (90% or more) of the fair value of the underlying asset and (ii) it is probable that the lessor will collect the lease payments plus any amount necessary to satisfy a residual value guarantee. As of March 31, 2020, none of our leases, as a lessor, met the above criteria to be classified as a financing lease.

Pursuant to FASB ASC 842 – 30, a lessor would classify a lease as an operating lease when none of the sales-type lease or direct financing lease classification criteria are met. As of March 31, 2020, all leases of the Company’s rental properties were classified as operating leases. The Company will maintain the underlying asset and recognizes lease income over the lease term.

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

Real Estate Held for Sale

The Company generally considers assets to be held for sale when management believes that a sale is probable within a year. This generally occurs when a sales contract is executed with no substantive contingencies and the prospective buyer has significant funds at risk. Assets that are classified as held for sale are recorded at the lower of their carrying amount or fair value, less cost to sell. The Company evaluated its property portfolio and did not identify any properties that would meet the criteria for held for sale as of March 31, 2020 and December 31, 2019.

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

Tenant and Sundry Receivables, net of Allowance for Doubtful Accounts

Tenant receivables are recorded at original invoice amount, less an estimated allowance for doubtful accounts. The allowance for doubtful accounts represents management’s estimate of the amount of probable credit losses, determined by reviewing past due balances and other information. The Company makes judgments as to the collectability of tenant receivables based on historical trends and future expectations. Management estimates an allowance for doubtful accounts and adjusts gross tenant receivables downward based on their expectation of specific tenant risks and the Company’s tenant receivable aging and collection analysis. Management considers accounts past due on a tenant-by-tenant basis. Based on its review, management has provided an allowance for doubtful accounts as of March 31, 2020 and December 31, 2019 of $679,918 and $632,768, respectively.

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

Impairment of Long-Lived Assets

Long-lived assets, primarily rental properties and machinery and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, the Company recognizes an impairment loss only if its carrying amount is not recoverable through its estimated undiscounted future cash flows over the anticipated holding period and measures the impairment loss based on the amount by which the carrying amount of the asset exceeds its estimated fair value. Fair value is determined through various valuation techniques, including discounted cash flow models, quoted market values or third-party independent appraisals, as considered necessary. There were no impairment losses recognized during the three months ended March 31, 2020 and 2019.

Debt Issuance Costs

Costs related to bank loans payable consist of fees and direct costs incurred in obtaining such financings. These costs are presented as a reduction of bank loans payable and are amortized on a straight-line basis over the terms of the related loan payable which approximates the effective interest rate method. Such amortization is included in “Interest – loans” in the accompanying consolidated statements of operations, which amounted to $13,625 and $13,940 for the three months ended March 31, 2020 and 2019, respectively.

Per Share Amounts

The Company computes per share amounts in accordance with FASB ASC Topic 260 “Earnings per Share” (EPS) which requires presentation of basic and diluted EPS. Basic EPS is computed by dividing the net income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company, if any. This is computed by dividing net earnings by the combination of basic and dilutive common share equivalents. Since the Company is in a net loss position, all common stock equivalents would be anti-dilutive and are, therefore, not included in the determination of diluted loss per share. Accordingly, basic and diluted net loss per share are the same. There were no common stock equivalents as of March 31, 2020 and 2019.

For the Three Months Ended March 31,	2020	2019
	(Unaudited)
Numerator for earnings per share:
Net (loss) attributable to the Company’s common shareholder	$(1,974,402)	$(1,420,929)
Denominator for basic and diluted earnings per share:
Basic and diluted weighted average common shares*	21,711,000	20,744,933

Noncontrolling Interest

Noncontrolling interest is classified as a separate line item in the equity section and disclosures in the Company’s consolidated financial statements. This amount represents the 20% non-controlling interest in DVPD owned by DVDC.

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

The Company follows the provisions of ASC 740-10-50, “Accounting for Uncertainty in Income Taxes,” which provides clarification related to the process associated with accounting for uncertain tax positions recognized in the Company’s financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarter or annual period based, in part, upon the results of operations for the given period. As of March 31, 2020 and December 31, 2019, the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

Advertising

Advertising is expensed as incurred and is included in other general and administrative expenses. There were no advertising expenses for the three months ended March 31, 2020 and 2019.

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

NOTE 4 – PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other assets consist of the following:

	March 31,	December 31,
	2020	2019
	(Unaudited)
Supplies on hands	$89,115	$100,156
Prepaid expenses	280,803	331,454
Deposits	89,061	95,224
Total prepaid expenses and other assets	$458,979	$526,834

NOTE 5 – RENTAL PROPERTIES, NET

Victory Plaza is located in Dalian City, Liaoning province of China. It was built by DVPD from 1993 to 1998.

The Company leases its own properties and lease-backed properties to tenants and manages the Victory Plaza.

The following table summarized ownership of rental properties.

As of March 31, 2020

Group		Description of Property	Cost in	In Square Feet	% of Total Square Feet	Unites
	(Unaudited)
A		Owned by DVPD	$21,281,677	240,455	16%	433
B		Sold properties with buy- back options or return is in process without paying off	11,475,437	130,394	9%	495
C		Properties with buy- back options transferred to SML in 2017 and 2018 *	7,511,450	86,251	6%	319
D		Sold properties without buy- back options	-	1,023,519	69%	1,926
Rental properties at cost			40,268,564	1,480,619	100%	3,173
Less: Accumulated depreciation			(19,573,959)
Rental properties, net			$20,694,605

As of December 31, 2019

Group	Description of Property	Cost in	In Square Feet	% of Total Square Feet	Unites
A	Owned by DVPD	$21,704,162	240,455	16%	433
B	Sold properties with buy- back options or return is in process without paying off	11,703,248	130,394	9%	495
C	Properties with buy- back options transferred to SML in 2017 and 2018 *	7,660,568	86,251	6%	319
D	Sold properties without buy- back options	-	1,023,519	69%	1,926
Rental properties at cost		41,067,978	1,480,619	100%	3,173
Less: Accumulated depreciation		(19,733,963)
Rental properties, net		$21,334,015

* See Note 11, Property Financing Agreement Payable

Depreciation expense for the rental properties was $227,986 and $235,835 for the three months ended March 31, 2020 and March 31, 2019 respectively. As of March 31, 2020, 1,023,519 square feet (95,088 square meters) of total rental properties (group D property), or 69% of rental properties were sold, which was the same as of December 31, 2019. These sold properties are owned by various unrelated individuals and entities. The majority of these properties were sold during the period from 1998 to 2012. Pursuant to the sale contracts, at the date of the sale, buyers obtained integrated legal ownership to the sold properties and assumed the significant risks and rewards of ownership of the property (had the ability to rent and sell the property at-will) while the Company received the payments of the purchase prices. These sales were considered final sales. The allocated carrying cost and land use rights costs were derecognized and gains or losses were recognized when the sales were completed.

As of March 31, 2020, DVPD owned 240,455 square feet (22,339 square meters) of total rental properties (group A property) (approximately 16%) with legal title, which was the same as of December 31, 2019. Rental properties are carried at cost, which includes allocated construction costs and allocated original purchased land use right costs. These properties were recorded under the caption of “rental properties”.

Among the properties owned by the Company, 200,747 square feet (18,650 square meters) of properties were used as collateral for a 390M RMB Loan (approximately $54.9 million) and 22,098 square feet (2,053 square meters) were used as collateral for 50M RMB Loan (approximately $7.0 million) and 23M RMB Loan (approximately $3.2 million). (see Note 9, Bank Loans Payable)

Group B and Group C properties were properties sold to various unrelated individuals and entities with a buy-back option. The majority of these properties were sold during the period from 1998 to 2012. The vesting dates of the buy-back options ranged from 2014 to 2018. The Company has no legal title to these properties until the Company purchases back these properties upon the exercise of the buy-back option. The Company’s accounting policy is to treat these types of sales as a financing agreement. The cost of property sold has been measured under the caption of “rental property” in the consolidated financial statements and continue to be depreciated. The Company recorded the sales proceeds as “property financing agreements payable” in the consolidated financial statements and accrues the interest expense during the period of the lease. The interest rate is determined by the price spread of each unit’s sale price and re-purchase price, and the time span from the date of sale to the maturity date (last date to execute the option). At the date of repurchase, the amount of sales proceeds received plus interest accrued will be equal to the agreed purchase price. The Company will derecognize the liability at the earlier of (1) when the Company repurchases the property, (2) when the owner of the property and the Company reaches a settlement and the owner gives up the buy-back option, or (3) the expiration of the buy-back option. (See Note 10), Property Financing Agreement Payable for further information.

As of March 31, 2020, group B properties had 130,394 square feet (12,114 square meters), or 9% of total properties, which was the same as of December 31, 2019.

Pursuant to the SML financing agreement (see Note 10, Property Financing Agreement Payable), SML will negotiate with each individual property owner who exercised their option to request the Company to buy back the property on a case by case basis and pay an agreed upon price to the property owner. SML will acquire the title to the property and settle with the previous owner and extend the buy-back option to May 15, 2023. The Company will honor the buy-back agreements and agreed to pay the same purchase price stated in the original buy-back agreements. SML will also negotiate with lease back owners and settle the balance due that the Company owed to lease owners. The Company will pay interest at 8% per annum of the balance (buy-back price) owed to SML. As of March 31, 2020 and 2019, 86,251 square feet (8,013 square meters) of properties were owned by SML.

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

Expected future minimum rents to be received over the next few years from leases in effect as of March 31, 2020 are as follows:

For the Twelve Months Ending March 31,	Amount
(Unaudited)
2021	$383,602
2022	293,210
2023	45,997
2024	3,521
Total	$726,330

NOTE 6 –PROPERTY AND EQUIPMENT

Property and equipment are composed of the following:

	Estimated Useful Life	March 31, 2020	December 31, 2019
		(Unaudited)
Rental property	45 years	$214,229	$218,482
Office equipment	3-5 years	314,514	319,359
Business machinery and equipment	5-10 years	2,887,284	2,944,603
Auto	5 years	24,096	24,574
Improvement	5-10 years	9,803,264	9,997,516
Total properties, machinery and equipment		13,243,387	13,504,534
Less: accumulated depreciation and amortization		(12,865,846)	(13,074,471)
Property and equipment, net		$377,541	$430,063

Depreciation expense was $45,157 and $56,670 for the three months ended March 31, 2020 and 2019, respectively.

NOTE 7 - INTANGIBLE ASSETS

Intangible assets consist of the software used in property management, which has a 5-year estimated useful life. The cost and related amortization are as follows:

Property Management Software	March 31, 2020	December 31, 2019
	(Unaudited)
Cost	$25,317	25,819
Less: accumulated depreciation	(9,200)	(8,179)
Intangible assets, net	$16,117	17,640

Amortization expense was $1,200 and $1,332 for the three months ended March 31, 2020 and 2019, respectively.

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

Due to the impact of the coronavirus pandemics, the Company has moved out of its New York office located in 424 Madison Avenue, New York, NY (the “Premise”) on February 28 2020. The lease between the landlord (the “Landlord”) and the Company, dated June 12, 2019 (the “Lease”), will expire on August 31, 2022. On February 28, 2020, the Company entered into a surrender agreement with the Landlord to surrender possession of the premises prior to the natural expiration of the Lease term (the “Surrender Agreement”), pursuant to which, the Company shall remain liable for all obligations under the Lease until the Landlord re-rents the Premises, which the Landlord will attempt to do, in good faith. The Company also represents that the Landlord may draw down on the security deposit, which totals $85,215, to cover the rent, damages, and any other expenses. Judging by the current market condition in New York City and the ongoing stay-at-home order issued by the local government, the Company believes that the Landlord may not be able to re-rent the Premises and in such event, the Company will be liable for the remaining rent from March 1, 2020 to August 31, 2022, in an estimated amount of $425,000

On March 27, 2018, Sino Pride leased office space which is to expire on March 26, 2020. Due to the cost consideration, on August 15, 2019, Sino Pride terminated its old lease and moved to a new location. The lease is classified as an operating lease. At the lease commencement date, the Company recognized a right-of-use asset and a lease liability, which is the present value of the total lease payments discounted at 5.25% - a premium bank lending rate per annum at the date. The right-of-use asset is amortized over the term of lease.

Lease Liability maturities as of March 31,

(Unaudited)
2021	$220,200
2022	185,154
2023	75,394
Thereafter	-
Total Lease Liability maturities	$480,748

Right of use (“ROU”) assets consist of the followings as of March 31, 2020 and December 31, 2019:

Right of Use Assets as of March 31, 2020

Lease Type	Property Group	Lease Units	ROU Assets	Accumulated Depreciation	ROU, Net
(Unaudited)
Operating lease - Rental	-	2	$565,178	$(118,810)	$446,368
Total		2	$565,178	$(118,810)	$446,368

Right of Use Assets as of December 31, 2019

Lease Type	Property Group	Lease Units	ROU Assets	Accumulated Depreciation	ROU, Net

Financing lease	B	1	$61,261	$(60,166)	$1,095
Operating lease - Rental	-	2	564,865	(81,782)	483,083
Total		3	$626,126	$(141,948)	$484,178

There were 0 and 6 lease-back leases that expired during the three months ended March 31, 2020 and the year ended December 31, 2019, respectively. The Company did not renew those leases.

Amortization of financing leases was $0 and $14,681 for the three months ended March 31, 2020 and 2019, respectively.

Lease expense was $73,000 and $182,519 for the three Months ended March 31, 2020 and 2019, respectively.

The short-term rental lease expense included in lease expense was $20,361 and $96,955 for the three months ended March 31, 2020 and 2019, respectively.

NOTE 9 – LOAN AND INTEREST RECEIVABLE

On June 28, 2018, DVBM entered into a loan agreement to lend RMB 50,000,000 (or approximately $7.2 million) (the “Principal”) to Zhong Ke Chuang Zhan Investment, Ltd (“ZKCZ”), one of the Company’s strategic partners. The maturity date of the unsecured loan was June 30, 2019 (the “Maturity Date”). The interest (the “Interest”) accrued on the unpaid Principal amount of the loan from July 1, 2018 to September 30, 2018 was at 2% per month and from October 1, 2018 to June 30, 2019 was at 0.7% per month. All computations of the Interest rate were based on the daily balance of the Principal amount of the loan. Accrued, but unpaid, interest was to be paid on the Maturity Date.

On June 30, 2019, the Company signed a new loan agreement with ZKCZ to amend the loan amount from RMB 50,000,000 to RMB 75,000,000 (or $10.8 million) and extended the Maturity Date to September 30, 2020. At the request of the Company, ZKCZ has provided the Company a Promissory Note and payment plan related to the outstanding loan. From January 1, 2020 to March 31, 2020, ZKCZ has made payments of approximately RMB 6,000,000 or $845,106 back to the Company. The outstanding loan principal and accrued interest from ZKCZ was approximately $4.2 million and $1.0 million, respectively, at March 31, 2020. As of March 31, 2020 and December 31, 2019, the Company has recorded a reserve allowance of RMB 18,144,100 or $2,606,349 in the accompanying unaudited condensed consolidated financial statements.

NOTE 10 – BANK LOANS PAYABLE

The following table sets forth the Company’s loans payable as of March 31, 2020 and December 31, 2019:

	March 31,	December 31,
Harbin Bank Loans	2020	2019
	(Unaudited)
Interest at 5.88 per annum, payable 07/18/2027	$54,438,920	$55,519,644
Interest at 5.88 per annum, payable 07/19/2024	4,024,315	4,104,206
Interest at 6.50% per annum, payable 12/20/2018-In default	3,239,573	3,303,885
Interest at 6.50% per annum, payable 09/27/2019-In default	2,802,935	2,858,579
Interest at 6.50% per annum, payable 03/11/2020-In default	1,442,315	1,470,948

Total Principal	65,948,058	67,257,262
Less:
unamortized debt issuance cost	(315,917)	(335,849)
Total Bank Loans Payable, net	$65,632,141	$66,921,413

On July 20, 2014, the Company’s subsidiaries, DVPD entered into a 10-year loan agreement (the “RMB 390M Loan”) $54,931,899 (RMB 390,000,000 translated at March 31, 2020 exchange rate) long-term borrowing from Harbin Bank (the “Bank”). The Loan was used for “repayment of other bank loans, repayment of shareholder loans and renovations”. The Loan charges a floating rate of interest at 120% of the loan rate published by the People’s Bank of China for similar loans. Current benchmark rate for a business loan over 5 years is 4.9% per annum adjusted on October 24, 2015. The average interest rates were 5.95% and 5.88% for the three-month periods ended March 31, 2020 and 2019, respectively. Originally, Loan was to mature on June 19, 2024. On August 17, 2017, the Bank agreed to the following: (i) to extend the maturity date of the Loan from July 19, 2024 to July 18, 2027; (ii) to extend the initial monthly repayment date from August 20, 2017 to July 20, 2020, however, during the extended period, the Company has to repay principal of $72,015 (RMB 500,000) per quarter plus monthly interest; and (iii) add Mr. Alex Brown, the controlling shareholder and founder of VCI, as a joint and several guarantor. The Loan agreement includes customary events of default, including DVPD’s failure to pay any principal or interest when due, becoming insolvent, or ceasing operations, or if there is a material adverse change in the assets, business, commitments, or prospects of DVPD. Upon the Bank’s declaration of an event of default under the Loan agreement, they can demand payment in full of all outstanding principal and accrued interest. The RMB 390M Loan balance was $54,438,920 (RMB 386,500,000 translated at March 31, 2020 exchange rate) and $55,519,644 (RMB 386,500,000 translated at December 31, 2019 exchange rate) as of March 31, 2020 and December 31, 2019, respectively.

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

According to the loan agreement with the Bank dated August 17, 2017, the Company had paid to the Bank the quarterly principal plus monthly interest through the first quarter of 2019. The Company, however, has not made such payment since April 2019, which can be considered as an event of default. As of March 31, 2020, accrued quarterly principal and interest totaled approximately $3.6 million (the “RMB 390M Loan Balance Due”).

On March 24, 2015, DVPD entered into a loan agreement (the “RMB 50M Loan”) for a $7,042,551 (RMB50,000,000 translated at March 31, 2020 exchange rate) long-term borrowing from the Bank. The RMB 50M Loan was used for renovations. The RMB 50M Loan charges a floating rate of interest at 120% of the loan rate published by the People’s Bank of China. The current benchmark rate for a business loan over 5 years is 4.9% per annum adjusted on October 24, 2015. The average interest rates for the three-month periods ended March 31, 2020 and 2019 were 5.88% and 5.92%, respectively. The maturity date of the RMB 50M Loan is July 19, 2024. The RMB 50M Loan Agreement includes customary events of default, including DVPD’s failure to pay any principal or interest when due, becoming insolvent, or ceasing operations, or if there is a material adverse change in the assets, business, commitments, or prospects of DVPD. Upon the Bank’s declaration of an event of default under the loan agreement, the Bank Loan can demand payment in full of all outstanding principal and accrued interest. The RMB 50M Loan balance was $4,024,315 (RMB 28,571,429 translated at March 31, 2020 exchange rate) and $4,104,206 (RMB 28,571,429 translated at December 31, 2019 exchange rate) at March 31, 2020 and December 31, 2019, respectively.

The RMB 50M Loan is secured substantially by 2,053 square meters (22,098 square feet) of rental properties owned by DVPD and guaranteed jointly by Sino Pride, DVPD and DVBM. If DVPD fails to fulfill the obligations of the relevant provisions of the Loan agreement, each guarantor shall be liable and pay liquidated damages to the Bank. The damages are 20% of the principal amount of the loan. The Company is required to make the principal and interest payments from April 20, 2015 through the Maturity Date. As of March 31, 2020, the accrued principal and interest totaled approximately $1.0 million (the “RMB 50M Loan Balance Due”).

On December 21, 2017, DVPD entered into a liquidity loan agreement (the “RMB 23M Loan”) for a principal amount of $3,239,574 (RMB 23,000,000 translated at March 31, 2020 exchange rate) from Harbin Bank (the “Bank”) with interest at 6.5%, payable monthly. The RMB 23M Loan is used for short term liquidity needs. On December 28, 2017, DVPD borrowed $1,690,212 (RMB 12,000,000 translated at March 31, 2020 exchange rate). The term of the loan was one year and was due on December 20, 2018. On January 19, 2018, DVPD borrowed an additional $1,549,361 (RMB 11,000,000 translated at March 31, 2020 exchange rate). DVPD may choose to extend the term of the loan after obtaining prior written consent from the Bank at least 15 days prior to the maturity date. Currently, The loan agreement includes customary events of default, including DVPD’s failure to pay any principal or interest when due, becoming insolvent, or ceasing operations, or if there is a material adverse change in the assets, business, commitments, or prospects of DVPD. Upon the bank’s declaration of an event of default under the loan agreement, the Bank can demand repayment in full of principal and accrued interest. The Loan also prohibits the payment of dividends. The RMB 23M loan is secured by the same collateral as the RMB 50M loan and is guaranteed jointly by DVBM and Sino Pride.

As the date of this Quarterly Report, the Company has not made the repayment and the loan is in default.

On September 27, 2018, DVPD borrowed $2,802,935 (RMB19,900,000 translated at March 31, 2020 exchange rate) in a short-term loan from Harbin Bank (the “RMB 19.9M Loan”). The loan requires interest at 6.50% per annum and expired on September 12, 2019. The use of loan proceeds is restricted to pay principal and interest amounts owed to Harbin Bank.

As of the date of this Quarterly Report, the Company has not made the repayment and the loan is in default.

On March 26, 2019, DVPD borrowed $1,442,314 (RMB10,240,000 translated at March 31, 2020 exchange rate) in a short-term loan from Harbin Bank (the “RMB 10.24M Loan”, together with the RMB 23M Loan and RMB 19.9M Loan, the “Liquidity Loan Balance Due”). The loan requires interest at 6.50% per annum and expires on March 11, 2020. The use of loan proceeds is restricted to pay principal and interest amounts owed to Harbin Bank.

As of the date of this Quarterly Report, the RMB 10.24M Loan has been expired while the Company has not made the corresponding repayment.

As of the date of this Quarterly Report, the RMB 23M Loan, RMB 19. 9M Loan, and RMB 10.24M Loan have become due since the Company has not made the corresponding payment.

The weighted average interest rate for these loans was 6.50 per annum for the three months ended March 31, 2020 and 2019.

For the period ended March 31, 2020 and 2019, interest expense incurred for the above loans, including amortization of debt issuance costs amounted to $1,021,963 and $1,043,220, respectively.

The Bank and the Company are currently discussing potential grant to convert the principal and interests due, including the RMB 390M Loan Balance Due, the RMB 50M Loan Balance Due, and the Liquidity Loan Balance Due into a new loan and an additional liquidity loans in an amount of RMB 50 million (collectively, the “Refinancing Loans”). The collateral for the potential RMB 50 million loan will be the remaining values of same collateral for the RMB 390M Loan and RMB 50M Loan but ranking junior to the RMB 390MB Loan and RMB 50M Loan. In addition, the Company has been negotiating with the Bank for a waiver of the penalty for late payment of related loan interest (the “Penalty Waiver”). The Company has already submitted the application for the Refinancing Loans and request for the Penalty Waiver to the Bank and is awaiting the Bank’s approval. However, there is no assurance that such Refinancing Loans or Penalty Waiver will be approved by the Bank.

As of the date of this Quarterly Report, the Company is not aware that the Bank has declared an event of default or taken any legal action against it for defaulting on the RMB 23M Loan, RMB 19.9M Loan and RMB 10.24M Loan. In the event that the Bank rejects its Refinancing Loans application and/or commences legal proceeding against it regarding the loans that are in default, the Company would have to pay a penalty of approximately $567,000 to the Bank. In addition, the Company may lose its collateralized assets which will cause a material adverse effect on its results of operations. Furthermore, if the collateral on those loans cannot satisfy its payment obligation, the Company may be forced to commence liquidation process if it does not have sufficient liquidity or cannot raise sufficient fund at that time, if any at all.

Debt Maturities

As of March 31, 2020, scheduled maturities of the Company’s outstanding bank loans were as follows:

Twelve Months Ended March 31,
(Unaudited)
2020	$7,078,769
2021	1,036,260
2022	1,036,260
2023	1,036,262
2024	1,036,262
Thereafter	54,724,245
Total debt maturities	65,948,058
Less: unamortized debt issuance costs	(315,917)
Total debt obligations	$65,632,141

NOTE 11 – PROPERTY FINANCING AGREEMENTS PAYABLE

Property financing agreements payable consists of the following as of March 31, 2020 and December 31, 2019.

	March 31, 2020	December 31, 2019
	(Unaudited)
Buy-back financing agreements - Group B properties	$41,855,367	$42,680,410
SML financing agreements - group C properties *	32,531,984	34,802,880
Less: unamortized SML financing cost	(7,260)	(18,509)
Total property financing agreements, net	$74,380,091	$77,464,781

* includes amount of lease-back payables transferred to SML plus accrued interest

Buy-back Financing Agreements

As of March 31, 2020, 216,230 square feet (20,127 square meters) of total properties (15%), which are included Group B and Group C properties-the properties transferred to SML) were sold to various unrelated individuals and entities with a buy-back option. The majority of these properties were sold in the period from 1998 to 2012. The date of buy-back options ranged from 2014 to 2018.

The Company’s accounting policy is to treat these types of sales as financing agreements. The costs of properties sold were kept under the caption of “rental properties” in the consolidated financial statements and continue to depreciate the properties over their estimated life. (see Note 5, Rental Properties, Net) The Company recorded sales proceeds as “property financing agreements payable” in the consolidated financial statements and accrues interest during the period of the buy-back option. The interest rate is determined by the price spread of each unit’s sale price and buy-back price, and the time span from the date of sale to the expiration date (last date to execute the option). In the case where the buy-back price is equal to the sales price, a bank long term lending rate is used. The amount of buy-back financing agreements represents the original proceeds from the sale of the property plus accrued interest. At the date of expiration, the amount of the buy-back financing agreements will equal the buy-back price stated in the buy-back contract.

Detailed information on property buy-back financing agreements payable in group B as of March 31, 2020 and December 31, 2019 as follows.

	Units	Square Feet	Selling Price	Buy-Back Price	Property Financing Agreements Payable
(Unaudited)
March 31, 2020
Effective agreements	4	1,625	$443,172	$603,448	$582,117
Past due agreements	491	128,769	36,622,507	41,275,595	41,273,250
Total financing agreements	495	130,394	$37,065,679	$41,879,043	$41,855,367

December 31, 2019
Effective agreements	5	1,948	$533,965	$713,740	$686,960
Past due agreements	490	128,446	37,267,543	41,996,688	41,993,450
Total financing agreements	495	130,006	$37,801,508	$42,710,428	$42,680,410

The buy-back price is the price that Company has to pay when the owner of property exercises their option to have the Company buy-back the property. This price is stated in the buy-back agreement. Property financing agreements payable is the amount that the Company accrued as a liability as of the reporting date. At the date of maturity, property financing agreements payable will equal the buy-back price. As of March 31, 2020, the Company paid a total of $3,474,503 (RMB 24,197, 759) to the owners of property, which was recorded as a reduction of the Property Financing Agreement Payable in the accompanying consolidated financial statements.

Property financing agreements payable will be derecognized when the buy-back amount is fully paid. In the case of settlement, the remaining unpaid balance will be reclassified from buy-back payable to other payables. The amount recorded as buy-back payables reclassified to other payables was $4,071,516 and $4,152,344 as of March 31, 2020 and December 31, 2019, respectively.

Following table set forth the expiration of buy-back options (Group B properties) and the buy-back amount.

Future Expiration	Units	Buy-Back Amount
		(Unaudited)
Past due as of 03/31/2020	491	$41,275,595
3/31/2021	2	355,212
3/31/2022	2	248,236
Total	495	$41,879,043

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

The SML Agreement helped the Company to temporarily relieve part of pressure from disputes and expedite the settlements which will help Company to improve its credit and financial position so that the Company can focus on the Renovation. However, as of December 31, 2019, the Company has temporarily suspected the renovation projects due to its inability to raise the needed fund. SML has no relationship or affiliation with the Company other than the SML agreement. As of March 31, 2020, the properties with buy-back options totaled 319 units, 86,251 square feet (8,013 meters). During the three months ended March 31, 2020, the Company paid a total of RMB 15,332,289 ( $2,159,569 ) to SML, which was recorded as a reduction of the Property Financing Agreement Payable in the accompanying consolidated financial statements. Acknowledging the impact of the outbreak of COVID-19, on January 15, 2020, the Company entered into a supplemental agreement with SML to extend the original repayment date from May 15, 2020 to May 15, 2023.

Amounts under the SML Agreement as of March 31, 2020 and December 31, 2019 consist of following:

	March 31, 2020	December 31, 2019
	(Unaudited)
Buy-back related cases: including historical buy-back remaining balance	$23,206,534	$25,869,672
Lease-back related cases: including historical lease-back payable remaining balance	3,941,903	4,020,158
Accrued interest payable to SML	5,376,287	4,913,051
Total SML financing agreements	$32,524,724	$34,802,881

NOTE 12 – Account Payable and accrued liabilities

Accounts payable and accrued liabilities consist of the following:

	March 31, 2020	December 31, 2019
	(Unaudited)
Accounts payable	$4,059,153	$3,461,758
Wages and employee benefits payable	608,554	679,189
Taxes payable*	891,992	806,380
VAT payable	828,842	745,935
Bank loan interest payable	4,173,781	3,245,679
Total accounts payable and accrued liabilities	$10,562,322	$8,938,941

* Taxes payable consist of the following:

	March 31, 2020	December 31, 2019
	(Unaudited)
Individual income taxes	$26,943	$27,150
Business taxes	177,732	169,336
Property and land use taxes	314,443	269,646
Tax penalties	275,976	247,732
Other surcharge and fees	96,898	92,516
Total	$891,992	$806,380

As of March 31, 2020 and December 31, 2019, the Company’s taxes payable includes property tax, land use right taxes, income tax, taxes related to rental and other taxes in the aggregate amount of $891,992 and $806,380, respectively. In accordance with Chinese tax authorities and tax laws, the Company accrued tax penalties payable of $275,976 and $247,732 as of March 31, 2020 and December 31, 2019, respectively.

NOTE 13 – LEASE LIABILITIES

Leases liabilities consisted of following as of March 31, 2020.

Lease Type	Property Group	Lease Units	Lease Payable
			(Unaudited)
Financing leases	D	2	19,013
Operating lease	Office rent	2	461,735
Total		4	$480,748

Leases liabilities consisted of following as of December 31, 2019.

Lease Type	Property Group	Lease Units	Lease Payable

Financing leases	B	1	$1,637
Financing leases	D	2	21,118
Operating lease	Office rent	2	498,509
Total		5	$521,264

For the three months ended March 31, 2020, 1 lease-back leases expired. For the year ended December 31, 2019, 5 lease-back leases expired. The Company did not renew those leases. The unpaid lease liability was recorded as “Other payables” in the accompanying consolidated financial statements. Accumulated unpaid lease-back liabilities were $5,422,041 and $5,529,680 as of March 31, 2020 and December 31, 2019, respectively.

For the financing leases, the Company did not process any cash payments for the three months ended March 31, 2020 and December 31, 2019 respectively. During the same periods, their respective weighted average remaining lease term was about one year whereas the lease liabilities resulting from right-to-use assets were approximately $19,000 and $23,000. For the operating leases, the Company processed cash payments of approximately $33,000 and $175,000 for the 3 months ended March 31, 2020 and 2019 respectively. During the same periods, their respective weighted average remaining lease terms were about one year whereas the supplemental noncash on lease liabilities resulting from right-to-use assets were approximately $462,000 and $499,000.

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

Lease expenses from financing and operating lease consisted of (i) amortization of the ROU asset; (ii) interest expense of the lease liability and (iii) other one-time payments due to settlement or late-payment reimbursement; (iv) lease-back expenses; and (v) rental expenses from the short-term leases. The Company incurred $0 and $14,681 of amortization of ROU assets for the three-month periods ended March 31, 2020 and 2019, respectively. The Company incurred $0 and $803 of interest expense in connection with financing leases for the three-month periods ended March 31, 2020 and 2019, respectively. Rental expense for the short-term leases was $20,361 and $96,955 for the three-month periods ended March 31, 2020 and 2019, respectively. Total lease expense was $73,000 and $182,519 for the three-month periods ended March 31, 2020 and 2019, respectively.

Future minimum lease-back payables at March 31, 2020 were as follows:

For the Twelve Months Ending	Lease Units*	Square Feet	Minimum Lease Payable
			(Unaudited)
March 31, 2021	2	108	$1,744
March 31, 2022	-	-	-
Total future minimum lease payable			$1,744

* Lease units represent total leases during the periods

Sino Pride leases office space under an operating lease agreement which expires on August 31, 2021 and New York’s office lease expires on August 31, 2022. The future minimum rental payments are as follows:

For the Twelve Months Ending
(Unaudited)
March 31, 2021	$211,866
March 31, 2022	194,005
March 31, 2023	74,608
Total	$480,479

NOTE 14 – OTHER PAYABLES

Other payables consist of the following:

	March 31,	December 31,
	2020	2019
	(Unaudited)
Tenant deposits payable	2,549,308	2,624,528
Tenants escrow account	1,709,992	1,694,568
Guaranteed rent payable	277,442	282,950
Expired lease-back payable	5,422,041	5,529,680
Buy-back payable	4,071,516	4,152,344
Accrued liabilities for additional payable from litigation	4,650,313	4,742,632
Union, housing, heating and others	955,955	879,996
Total Other Payables	$19,636,567	$19,906,698

NOTE 15 – RELATED PARTY TRANSACTIONS

The Company has been financing its operations by borrowing funds from Sino Pride and DVDC, the holder of the 20% non-controlling equity interest of DVPD.

Loan payable to related party consists of following as of March 31, 2020 and December 31, 2019:

	March 31,	December 31,
	2020	2019
	(Unaudited)
Loan payable to DVDC	$10,388,608	$10,594,843
Due to related individual including major shareholder	1,469,920	1,339,948
Loan payable to related parties	$11,858,528	$11,934,791

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

Loan payable to DVDC consists of following at March 31, 2020 and December 31, 2019.

	March 31, 2020	December 31, 2019
	(Unaudited)
Loan principal	$13,200,000	$13,200,000
Advance payments for infrastructure construction	(5,685,747)	(5,685,747)
Other payable to DVDC	215,136	215,136
Net loan payable to DVDC	7,729,389	7,729,389
Foreign exchange effect	2,659,219	2,865,454
Net loan payable to DVDC	$10,388,608	$10,594,843

Accrued interest expense – related parties were $134,134 and $134,196 for the three months ended March 31, 2020 and 2019, respectively. Total accrued interest payable to related parties was $11,428,220 and $11,520,609 at March 31, 2020 and December 31, 2019, respectively.

Due to Related Individual

The spouse of our major shareholder provided working capital for our US office expenses. As of March 31, 2020, and December 31, 2019, the amount due to this individual was $1,469 ,920 and $1,339,948, respectively. The amount due earns no interest and is due on demand.

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

Loans, repayments and accrued interest payable to Sino Pride as of March 31, 2020 are as followed:

(Unaudited)
Loan Payable to Sino Pride
Loan balance at December 31, 2017	$13,503,748
Repayment in 2018	(200,000)
Repayment in 2019	-
Repayment in the three months ended March 31, 2020	-
Loan balance at March 31, 2020	$13,303,748

Interest Payable to Sino Pride
Interest payable at 12/31/2017	$7,451,973
Accrued interest in 2018	1,079,968
Accrued interest in 2019	1,079,083
Interest payable at December 31, 2019	9,611,024
Accrued interest in the three months ended March 31, 2020	269,770

Interest payable at March 31, 2020	$9,880,794

The above inter-company loan payable of $13,303,748 and $13,303,748, and accrued interest payable of $9,880,794 and $9,611,024 at March 31, 2020 and December 31, 2019, respectively, have been eliminated in the accompanying consolidated financial statements. The interest expense of $269,770 and $269,771 for the three months ended March 31, 2020 and 2019, respectively, have been eliminated in the accompanying consolidated financial statements.

Loan Payable to Shareholder/Due to Shareholder

Due to shareholder represents the investment amount that Sino Pride received from its former shareholders, which was assigned to the Company’s current major shareholder, Mr. Alex Brown. Loan payable to shareholder was $66,263,971 and $65,931,644, respectively, at March 31, 2020 and December 31, 2019. During the three months ended March 31, 2020 and 2019, Mr. Alex Brown advanced $179,892 and $663,065 to the Company, respectively. The balance due to shareholder bears no interest and is payable on demand. If the interest was calculated at 3.25% (March 2020 US (Fed) Prime rate) for the loan payable to shareholder, the balance for interest expense would have been approximately $0.5M and $0.5M for the three months ended March 31, 2020 and December 31, 2019, respectively.

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

On November 2016, Iven entered and executed an agreement of “Assignment of Common Stock and Debt Rights” (“the Original Agreement”) from VP Holding. Pursuant to the Original Agreement, Iven acquired all 30,000,000 shares of common stocks of Sino Pride then outstanding and assumed debt rights (Sino Pride owned to VP Holding) for a nominal consideration of HK$ 1 (approximately $0.13) from VP Holding.

On September 4, 2017, VCI signed “Assignment of All Outstanding Shares and All Debt Right Agreement” (“the Agreement”) with Iven. Pursuant to the Agreement, VCI acquired all 30,000,000 shares of common stock of Sino Pride then outstanding and assumed shareholder debt and loan rights of HK$493,807,633 (approximately $64,208,000) (Sino Pride owed to VP Holding) included outstanding shareholder loan of HK$ 408,409,628 (approximately $53,093,000) for nominal consideration of HK$ 1 (approximately $0.13) from Iven. The transfer was part of the restructuring to prepare the Company for listing in the U.S. capital market.

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

As of March 31, 2020 and December 31, 2019, DVPD, DVBM and Sino Pride had a combined net foreign operating loss carry forwards of approximately $10.0M, translated at March 31, 2020 exchange rate, and $7.8M, translated at December 31, 2019 exchange rate, respectively that may be available to reduce future years’ taxable income. These foreign losses may not offset US income taxes in the future. Management believes that it appears more likely than not that the Company will not realize these tax benefits.

As of March 31, 2020 and December 31, 2019, VCM had approximately $3.4M and $2.7M net operating loss carryforwards, respectively. In the U.S net operating losses incurred prior to December 31, 2017, can be carried forward 20 years. Under the TCJA, net operating losses can be carried forward indefinitely. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Act (CARES Act), was signed into law, which made significant changes to the Net Operating Loss (NOL) carryback rules, for both individuals and businesses. Under the TCJA, for tax years beginning in 2018 and thereafter, NOL carrybacks are not allowed. Rather, NOLs are carried forward indefinitely but limited to 80 percent of taxable income.

The CARES Act temporarily suspends these provisions. Under the CARES Act, NOLs generated in tax years beginning after December 31, 2017 and before January 1, 2021 (i.e., 2018, 2019 and 2020 for calendar year taxpayers), can be carried back five years and carried forward indefinitely with no limitation.

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

At March 31, 2020 and December 31, 2019, deferred tax assets consisted of:

	March 31,	December 31,
	2020	2019
	(Unaudited)
Net operating loss carryforwards
Foreign operations	$16,237,591	$13,366,178
US operations	623,445	560,079
Valuation allowance	(16,861,036)	(13,926,257)
Deferred tax assets - net	$-	$-

The valuation allowance was increased by $2,934,779 and $37,557 for the three months ended March 31, 2020 and 2019, respectively.

The provision for income taxes for the three months ended March 31, 2020 and 2019 are summarized as follows:

	March 31,	March 31,
	2020	2019
	(Unaudited)
Current	$-	$-
Deferred	495,786	527,535
Change in valuation allowance	(495,786)	(527,535)
Total	$-	$-

The reconciliation of the Company’s effective tax rate as a percentage of income before taxes and Federal statutory rates for the three months ended March 31, 2020 and 2019, respectively, is as follows:

	March 31,	March 31,
China	2020	2019
	(Unaudited)
US statutory tax rate	21.00%	21.00%
Tax rate difference	4.00%	4.00%
Changes in valuation allowance	-25.00%	-25.00%
Effective rate	0.00%	0.00%

Hong Kong
US statutory tax rate	21.00%	21.00%
Tax rate difference	-4.50%	-4.50%
Changes in valuation allowance	-16.50%	-16.50%
Effective rate	0.00%	0.00%

NOTE 17– STOCKHOLDERS’ EQUITY

The Company is authorized to issue up to 600,000,000 shares of common stock, par value $0.0001 per share. On November 13, 2017, the Company issued 20,700,000 shares of its common stock to Alex Brown, Chairman and Chief Executive Officer of the Company and received consideration of $2,070 in cash.

Initial Public Offering

Pursuant to the Registration Statement on Form S-1 The Company closed its initial public offering on March 28, 2019. The offering price was $1 per share. The Company sold 1,011,000 shares and received all proceeds from the investors of $1,011,000.

NOTE 18 - STATUTORY RESERVE

Pursuant to the PRC law, entities must make appropriations from after-tax profits to a non-distributable “statutory surplus reserve fund”. Subject to certain cumulative limits, the “statutory surplus reserve fund” requires annual appropriations of 10% of after-tax profit until such appropriations reach 50% of the registered capital (as determined under accounting principles generally accepted in the PRC (“PRC GAAP”) at each yearend). DVPD and DVBM have not made any appropriations to the statutory reserve as of March 31, 2020 and March 31, 2019, as DVPD and DVBM have not yet generated any after-tax profits.

NOTE 19 – NONCONTROLLING INTEREST

Noncontrolling interest represents DVDC’s 20% equity ownership interest in DVPD and DVPD’s operating results including its 5% equity ownership interest in DVBM. Non-controlling interest consisted of the following as of March 31, 2020 and December 31, 2019:

	March 31, 2019	December 31, 2019
	(Unaudited)
Noncontrolling interest at beginning of the period	$(43,300,788)	$(42,242,097)
Net loss	(450,060)	(1,495,208)
Foreign currency translation adjustment	716,917	436,517
Noncontrolling interest at end of the period	$(43,033,931)	$(43,300,788)

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

Legal Proceedings

As of March 31, 2020, the Company had property financing agreements payable of $74,380,091, lease liabilities payable of $480,748, lease-back payables past due of $5,422,041, unpaid balances in connection with property buy-backs of $4,071,516. As of March 31, 2020, there were total of 566 lawsuits against the Company in Dalian City, China. Litigants claimed that the Company did not buy back the property pursuant to the sales contract or the Company did not pay the lease-back rental payments on time. These claims amounted to $24,362,934 (RMB 172,969,527 translated at the March 31, 2020 exchange rate). These payables were included in and reported under the caption of “Property financing agreements payable”, “Lease liabilities payable” and “Other payables”. In connection with the progress of these cases, the Company accrued $4,650,313 for possible extra litigation charges. The Company records the related attorney fees when invoiced. The attorney fees in connection with these cases was $11,233 and $0 for the three months ended March 31, 2020 and 2019, respectively.

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

To deal with the litigation issues, the Company has worked with the plaintiffs and other owners of the lease-back property. At the same time, SML has helped to resolve the litigation cases. The progress, however, has been very slow. As of the date of this Quarterly Report, the Company’s task group and SML have collectively resolved a total of 561 cases out of which 1 case was resolved during the three months ended March 31, 2020

Collateral of Company’s Asset to Three Individuals

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

NOTE 21 – CONCENTRATION OF CREDIT RISK

The Company maintains cash balances in various banks in China and the Special Region of Hong Kong. Per regulation of PRC, the maximum insured bank deposit amount is approximately $72,700 (RMB 500,000) for each financial institution. As of March 31, 2020, the Company’s uninsured cash balance was approximately $136,000.

The Company receives rental and management fee income from approximately 700 tenants. Revenue from the top ten tenants accounted for 10.43% and 20.09% of total revenue, for the years ended March 31, 2020 and 2019, respectively, no individual tenant’s revenue accounts for more than 10% of the total revenue in the above periods. Accounts receivable from the top ten tenants accounts was 12.7% and 12.6% as of March 31, 2020 and December 31, 2019 respectively.

NOTE 22 - SUBSEQUENT EVENTS

Lawsuits

Subsequent to March 31, 2020, 12 new lawsuits with new claims amounting to $225,922 were filed against the Company. As of June 29, 2020, there were a total of 578 lawsuits against the Company in Dalian City, China. Litigants claimed that the Company did not buy back the properties pursuant to the sales contracts or the Company did not pay the promised lease-back rental payments on time. These claims amounted to $24,588,857 (RMB173,998,125). Management believes that the amount claimed by these litigants approximates the amount that the Company has already recorded under the caption of “Property financing agreements payable”,” Lease liabilities payable” and “Other payables” in the accompanying unaudited condensed consolidated financial statements.

Claims of Lawsuits as of June 29, 2020

	Store Unit	Square Feet	Claimed Amount
(Unaudited)
Property buy-back related issues	242	51,870	$19,669,155
Leases and leases back related issues	244	47,721	2,854,323
Other issues	92	5,348	2,065,379
Total	578	104,939	$24,588,857

As of June 29, 2020, the Company settled the following cases.

Total Resolved Cases
(Unaudited)
Property buy-back related issues	239
Leases payment related issues	243
Other issues	79
Total resolved cases	561

To deal with the litigation issues, the Company has worked with the plaintiffs and other owners of the lease-back property. At the same time, SML has helped to resolve the litigation cases. The progress, however, has been very slow. As of the date of this Quarterly Report, the Company’s task group and SML have collectively resolved a total of 561 cases.

Outstanding Bank Loans

As of March 31, 2020, the Company has 5 outstanding loans due from Harbin Bank (the “Bank”) in an aggregate amount of approximately $66.9 million. Pursuant to the loan agreements for the RMB 390M Loan and RMB 50M Loan, the Company shall pay the Bank the monthly interest in addition to the quarterly principal. The Company, however, has failed to make such payments since April 2019. As of March 31, 2020, the accrued principal and interest totaled approximately $3.6 million for the RMB 390M Loan (the “RMB 390M Loan Balance Due”) and approximately $1.0 million for the RMB 50M Loan (the “RMB 50M Loan Balance Due”), respectively. Upon the Bank’s declaration of an event of default under the corresponding loan agreements, the Bank can demand the full payment of all outstanding principal and accrued interest.

In additional to the RMB 390M Loan and RMB 50M Loan, the Company has failed to make payments to three short-term loans, including the RMB 23M Loan, the RMB 19.9M Loan, and the RMB 10.24M Loan (collectively, the “Liquidity Loan Balance Due”). As of the date of this Quarterly Report, the Short-Terms Loans have been expired while the Company has not made the corresponding payment.

The Bank and the Company are currently discussing potential grant to convert the principal and interests due, including the RMB 390M Loan Balance Due, the RMB 50M Loan Balance Due, and the Liquidity Loan Balance Due into a new loan and an additional liquidity loans in an amount of RMB 50 million (collectively, the “Refinancing Loans”). The collateral for the potential RMB 50 million loan will be the remaining values of same collateral for the RMB 390M Loan and RMB 50M Loan but ranking junior to the RMB 390MB Loan and RMB 50M Loan. In addition, the Company has been negotiating with the Bank for a waiver of the penalty for late payment of related loan interest (the “Penalty Waiver”). The Company has already submitted the application for the Refinancing Loans and request for the Penalty Waiver to the Bank and is awaiting the Bank’s approval. However, there is no assurance that such Refinancing Loans or Penalty Waiver will be approved by the Bank.

As of the date of this Quarterly Report, the Company is not aware that the Bank has taken any legal action against it for defaulting on the RMB 23M Loan, RMB 19.9M Loan and RMB 10.24M Loan. In the event that the Bank rejects its Refinancing Loans application and/or commences legal proceeding against it regarding the loans that are in default, the Company would have to pay a penalty of approximately $567,000 to the Bank. In addition, the Company may lose its collateralized assets which will cause a material adverse effect on its results of operations. Furthermore, if the collateral on those loans cannot satisfy its payment obligation, the Company may be forced to commence liquidation process if it does not have sufficient liquidity or cannot raise sufficient fund at that time, if any at all.

Impact of COVID-19

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (“COVID-19”) and the risks to the international community as the virus spread globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally.

Many uncertainties remain regarding the COVID-19 pandemic, and it is impossible at this time to predict the full economic impact and the impact on our business. Since the Company primarily engages in the business of the multi-functional shopping center are located in Dalian, Liaoning, China, the COVID-19 pandemic is expected to lead to a significant impact on our business operations. In late January 2020, the Dalian government released a stop order on all activities that involved gathering, including a temporary suspension of shopping malls. As a result, all retailors and service providers of our shopping center were shut down until further notice, subject to the containment of the COVID-19. The Company’s Dalian office resumes business since March 5, 2020. However, our business was and has continued to be adversely impacted by COVID-19. We have much less traffic in our shopping mall and less tenants after the reopening due to the concern of the virus. In wake of the impact on local market conditions and the economic environment by COVID-19, the Company temporarily suspended the Renovation. Consequently, the pandemics has negatively impacted our operating revenue during the first quarter of 2020, and the Company believe the negative impact on revenue will continue throughout year 2020. We continue to monitor and evaluate these and other developments with respect to the COVID-19 pandemic, though we cannot guarantee that any measures we take in response thereto will be entirely effective or effective at all. In addition, the continued negative impact of the pandemic could cause the Company to incur future impairment charges to the value of its properties.

On March 27, 2020, President Trump signed into law the “Coronavirus Aid, Relief, and Economic Security Act” (“CARES ACT”). The Company is evaluating the impact, if any, that the CARES Act may have on the Company’s future operations, financial position, and liquidity in fiscal year 2020.

As of the date hereof, the Company is still closely monitoring the fluid and rapidly evolving situation of COVID-19 and manages to maintain the operation of its business.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial for the three months ended March 31, 2020 and 2019 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. See “Cautionary Note Concerning Forward-Looking Statements” on page ii.

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

The following table summarizes ownership of Dalian Victory Plaza Shopping Center as of March 31, 2020:

Group	Description of Property	% of Total SQ Ft	Financial Statement Presentation
			Assets	Liabilities
		(Unaudited)
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

As of the date hereof, management is taking prudent measures to reassess the feasibility of the Renovation based on current market conditions, the Company’s liquidity and potential of future financing. Until a determination is made, the Renovation is temporarily suspended.

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

Results of Operations

Comparison of Results of Operations for the Three Months Ended March 31, 2020 and 2019

Revenues

Our revenues, which consist of property rentals, property management fees and other income, were $1,488,003 for the three months ended March 31, 2020, compared to $2,186,505 for the three months ended March 31, 2020, a decrease of $698,502, or 32%.

	For the Three Months Ended March 31,
	2020	2019	$ change	% change
	(Unaudited)
Revenues
Rental income	$468,987	$784,713	$(315,726)	-40%
Management fee income	904,146	1,263,938	(359,792)	-28%
Other income	114,870	137,854	(22,984)	-17%
Total revenues	1,488,003	2,186,505	(698,502)	-32%

Rental income was $468,987 for the three months ended March 31, 2020, a decrease of $315,726, or 40%, compared to rental income of $784,713 for the three months ended March 31, 2020. The decrease in rental income was primarily attributable to the reduction of the occupancy rate and lower charges per square foot. The occupancy rate was down from a 59% for the three months ended March 31, 2019 to a 46% for the three months ended March 31, 2020. From a short term-perspective, the decrease in the occupancy rate was adversely impacted by the outbreak of the pandemic.

Management fee income for the three months ended March 31, 2020 was $904,146, a decrease of $359,792, or 28%, compared to management fee income of $1,263,938 for the three months ended March 31, 2020. The decrease in management fee income was primarily due to the decrease in occupancy rate as indicated above. For DVBM, the office remained closed until March 5, 2020, driving down further the income from management fees.

Other income consisting primarily of income and costs from utilities for the three months ended March 31, 2020 was $114,870, a decrease of $22,984, or 17%, compared to the other income of $137,854 for the three months ended March 31, 2020. The decrease in other income was primarily due to the adverse effect of the coronavirus pandemic.

Operating Expenses

	For the Three Months Ended March 31,
	2020	2019	$ change	% change
	(Unaudited)
Operating expenses
Selling expenses	$926,016	$1,243,409	$(317,393)	-26%
Depreciation and amortization	285,420	319,975	(34,555)	-11%
Payroll and payroll related expenses	330,528	507,677	(177,149)	-35%
Business taxes	96,848	129,464	(32,616)	-25%
Lease expenses	73,000	182,519	(109,519)	-60%
Other general and administrative expenses	158,568	340,276	(181,708)	-53%
Total operating expenses	$1,870,380	$2,723,320	$(852,940)	-31%

Selling expenses were $926,016 for the three months ended March 31, 2020, a decrease of $317,393 or 26%, compared to $1,243,409 for the three months ended March 31, 2020. The decrease was due mainly to the coronavirus pandemic as the Company noted a decrease in cleaning fees, utilities, and office expenses.

Depreciation and amortization expenses were $285,420 for the three months ended March 31, 2020, a decrease of $34,555 or 11%, compared to depreciation and amortization expenses of $319,975 for the three months ended March 31, 2019. The decrease in depreciation and amortization expenses was primarily due to the expiration of leases and de-recognition of right-of-use (“ROU”) assets during the year ended December 31, 2019 resulting in lower depreciation and amortization for the three months ended March 31, 2020.

Payroll and payroll related expenses were $330,528 for the three months ended March 31, 2020, a decrease of $177,149, or 35%, compared to payroll and payroll related expenses of $507,677 for the three months ended March 31, 2019. The decrease in payroll and payroll related expenses were primarily due to the reduction of 9 employees in our Hong Kong office and the impact of the coronavirus outbreak causing the operations of DVPD and DVBM to remain closed until March 5, 2020.

Business taxes consists of value added tax (“VAT”), taxes related to rental, property tax, land use rights tax and other surcharges and fees. Business taxes was $96,848 for the three months ended March 31, 2020, a decrease of $32,616, or 25%, as compared to business taxes of $129,464 for the three months ended March 31, 2019. The decrease in business taxes is primarily due to the decrease in local and property taxes and tax penalties.

Lease expense from operating and financing lease includes lease-back expenses, lease payments due to settlement to the property owners, interest, amortization and rental expenses from the short-term leases. The lease expenses were $73,000 for the three months ended March 31, 2020, a decrease of $109,519, or 60%, compared to the operating lease expenses of $182,519 for the three months ended March 31, 2019. The decrease in rental expense of approximately $44,000 was primarily due to the Director’s office being relocated to a cheaper place in Hong Kong. In addition, the operating lease expense decreased by approximately $78,000 for the three months ended March 31, 2020, because the Company terminated the more expensive lease in August, 2019.

Other general and administrative expenses were $158,568 for the three months ended March 31, 2020, a decrease of $181,708, or 53%, compared to other general and administrative expenses of $340,276 for the three months ended March 31, 2019. The decrease was primarily due to a reduction of recruiting fees of approximately $45,000 during the three months ended March 31, 2020. In addition, during the same period, the legal, auditing, and accounting services decreased by approximately $127,000, mainly because the Company incurred higher professional services due to its S-1 filing during the three months ended March 31, 2019.

Other Income (Expenses)

	For the Three Months Ended March 31,
	2020	2019	$ change	% change
	(Unaudited)
Other income (expenses)
Interest income	$147,853	$170,606	$(22,753)	-13%
Interest - loans	(1,021,963)	(1,043,220)	21,257	-2%
Interest - ROU and other capitalized liabilities	(581,729)	(667,008)	85,279	-13%
Interest - related parties	(134,134)	(134,196)	62	0%
Gain (loss) from foreign currency transactions	(458,367)	542,730	(1,001,097)	-184%
Gain (loss) on disposal of fixed assets	-	1,971	(1,971)	0%
Other income	6,255	-	6,255	0%
Total other income (expenses), net	$(2,042,085)	$(1,129,117)	$(912,968)	-81%

Interest income was $147,853 for the three months ended March 31, 2020, a decrease of $22,753, compared to interest income of $170,606 for the three months ended March 31, 2019. Decrease in interest income mainly resulted from lower loan receivables because of the repayment made by ZKCZ to the Company during the three months ended March 31, 2020.

Interest – loans was $1,021,963 for the three months ended March 31, 2020, an decrease of $21,257, or 2%, compared to $1,043,200 for the three months ended March 31, 2019.

Interest – ROU and other capitalized liabilities was $581,729 for the three months ended March 31, 2020, a decrease of $85,279 or 13%, compared to $667,008 for the three months ended March 31, 2019. Decrease in interest expense mainly resulted from lower long-term liability as the Company made payments of approximately RMB 15M to SML during the three months ended March 31, 2020.

Loss from foreign currency transactions was $458,367 for the three months ended March 31, 2020, as compared to a gain of $542,730 for the three months ended March 31, 2019. The variance was due mainly to change in the exchange rate from RMB to USD.

The unpaid loan balance to Sino Pride Development Limited (“Sino Pride”), a related party, was approximately $12 million. This loan and related interest payable are denominated in US dollars. The Company uses the bank spot exchange rate to record proceeds and repayments in RMB on the Company’s books. By the end of the period, the loan balance and interest payable in US dollars is translated to RMB recorded on Company’s books. The related foreign currency transaction gain or loss is recognized in the Company’s statements of operations. $458,367 currency exchange loss in the three months ended March 31, 2020 was primarily due to the change of US$/RMB rate. As of March 31, 2020, one US dollar translated to RMB 7.0997 whereas at March 31, 2019, one US dollar translated to RMB 6.2875. Exchange loss means that the Company needs more RMB to repay the loan and interest payable denominated in the US dollar due to the change of the exchange rate.

As a result of the above discussion, the Company’s net loss was $2,424,462 for the three months ended March 31, 2020, an increase of $1,051,125, or 63%, compared to net loss of $1,665,932 for the three months ended March 31, 2019.

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

The Company had cash and cash equivalents of $181,705 and $122,884 as of March 31, 2020 and December 31, 2019, respectively. Most of the Company’s funds are kept in financial institutions in China. The Company is subject to the regulations of the PRC, which restrict the transfer of cash from China, except under certain circumstances. Accordingly, such funds may not be readily available to satisfy obligations which are outside the PRC.

On June 28, 2018, DVBM entered into a loan agreement to lend RMB 50,000,000 (or approximately $7.2 million) (the “Principal”) to Zhong Ke Chuang Zhan Investment, Ltd (“ZKCZ”), one of the Company’s strategic partners. The maturity date of the unsecured loan was June 30, 2019 (the “Maturity Date”). The interest (the “Interest”) accrued on the unpaid Principal amount of the loan from July 1, 2018 to September 30, 2018 was at 2% per month and from October 1, 2018 to June 30, 2019 was at 0.7% per month. All computations of the Interest rate were based on the daily balance of the Principal amount of the loan. Accrued, but unpaid, interest was to be paid on the Maturity Date.

On June 30, 2019, the Company signed a new loan agreement with ZKCZ to amend the loan amount from RMB 50,000,000 to RMB 75,000,000 (or $10.8 million) and extended the Maturity Date to September 30, 2020. At the request of the Company, ZKCZ has provided the Company a Promissory Note and payment plan related to the outstanding loan. From January 1, 2020 to March 31, 2020, ZKCZ has made payments of approximately RMB 6,000,000 or $845,106 back to the Company. The outstanding loan principal and accrued interest from ZKCZ was approximately $4.2 million and $1.0 million, respectively, at March 31, 2020. As of March 31, 2020 and December 31, 2019, the Company has recorded a reserve allowance of RMB 18,144,100 or $2,606,349 in the accompanying unaudited condensed consolidated financial statements.

On July 20, 2014, the Company’s subsidiary, DVPD entered into a 10-year loan agreement (the “RMB 390M Loan”) $54,931,899 (RMB 390,000,000 translated at the March 31, 2020 exchange rate) long-term borrowing from Harbin Bank (the “Bank”). The RMB 390M Loan was used for “repayment of other bank loans, repayment of shareholder loans and renovations”. The RMB 390M Loan charges a floating rate of interest at 120% of the loan rate published by the People’s Bank of China for similar loans. The current benchmark rate for a business loan over 5 years is 4.9% per annum adjusted on October 24, 2015. The effective interest rate was 5.95% and 5.88% for the first three month ended March 31, 2020 and 2019. Originally, the RMB 390M Loan was to mature on June 19, 2024. On August 17, 2017, the Bank agreed to the following: (i) to extend the maturity date of the RMB 390M Loan from July 19, 2024 to July 18, 2027; (ii) to extend the initial monthly repayment date from August 20, 2017 to July 20, 2020, however, during the extended period, the Company has to repay principal of $70,426 (RMB 500,000 translated at March 31, 2020 exchange rate ) per quarter plus monthly interest; and (iii) add Mr. Alex Brown, our controlling shareholder and founder of VCI, as a joint and several guarantor. The RMB 390M Loan agreement includes customary events of default, including DVPD’s failure to pay any principal or interest when due, becoming insolvent, or ceasing operations, or if there is a material adverse change in the assets, business, commitments, or prospects of DVPD. Upon the Bank’s declaration of an event of default under the Loan agreement, they can demand payment in full of all outstanding principal and accrued interest. The RMB 390M Loan balance was $54,438,920 (RMB 386,500,000) as of March 31, 2020.

The RMB 390M Loan is secured substantially by the 18,650 square meters (200,747 square feet) of rental properties owned by DVPD and guaranteed jointly by Sino Pride, DVPD, DVBM, and Mr. Alex Brown. If DVPD fails to fulfill the obligations of the relevant provisions of the RMB 390M Loan agreement, each guarantor shall be liable and pay liquidated damages to the Bank.

According to the loan agreement with the Bank dated August 17, 2017, the Company had paid to the Bank the quarterly principal plus monthly interest through the first quarter of 2019. As of March 31, 2020, the accrued principal and interest totaled approximately $3.6 million (the “RMB 390M Loan Balance Due”).

On March 24, 2015, DVPD entered into a loan agreement with the same Bank for $7,042,551 (RMB50, 000,000 translated at March 31, 2020 exchange rate) (the “RMB 50M Loan”). The RMB 50M Loan was used for Renovation. The RMB 50M Loan charges a floating rate of interest at 120% of the loan rate published by the People’s Bank of China. The current benchmark rate for a business loan over 5 years is 4.9% per annum adjusted on October 24, 2015. The effective interest rate for the three months ended March 31, 2020 and 2019 was 5.88% and 5.89% respectively. The maturity date of the RMB 50M Loan is July 19, 2024. The RMB 50M Loan Agreement includes customary events of default, including DVPD’s failure to pay any principal or interest when due, becoming insolvent, or ceasing operations, or if there is a material adverse change in the assets, business, commitments, or prospects of DVPD. Upon the Bank’s declaration of an event of default under the loan agreement, the Bank Loan can demand payment in full of all outstanding principal and accrued interest. The RMB 50M Loan balance was $4,024,315 (RMB 28,571,429) as of March 31, 2020.

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

According to the loan agreement with the Bank dated March 24, 2015, the Company had paid to the Bank the been making principle quarterly principal plus related monthly interest through the first quarter of 2019. The Company, however, has not paid the principle and interest since April 2019 which can be considered as an event of default. As of March 31,2020, the accrued principal and interest totaled approximately $1 million (the “RMB 50M Loan Balance Due”).

On December 21, 2017, DVPD entered into a liquidity loan agreement (the “RMB 23M Loan”) for $3,239,574 (RMB 23,000,000 translated at March 31, 2020 exchange rate) from the Bank with interest at 6.5%, payable monthly. The RMB 23M Loan was used for short term liquidity needs. On December 28, 2017, DVPD borrowed $1,690,212 (RMB 12,000,000 translated at March 31, 2020 exchange rate). The term of the loan was one year and was due on December 20, 2018. On January 19, 2018, DVPD borrowed an additional $1,549,361 (RMB 11,000,000 translated at March 31, 2020 exchange rate). The loan agreement includes customary events of default, including DVPD’s failure to pay any principal or interest when due, becoming insolvent, or ceasing operations, or if there is a material adverse change in the assets, business, commitments, or prospects of DVPD. Upon the bank’s declaration of an event of default under the loan agreement, the Bank can demand repayment in full of principal and accrued interest. The Loan also prohibits the payment of dividends. The RMB 23M loan is secured by the same collateral as the RMB 50M loan and is guaranteed jointly by DVBM and Sino Pride. The Company did not make repayment at the due date and is currently in default, DVPD is negotiating the bank to extend the term of the loan.

The RMB 23M loan is secured by the same collateral as the RMB 50M loan and is guaranteed jointly by DVBM and Sino Pride.

As of the date of this Quarterly Report, the RMB 23M Loan has not been paid.

On September 27, 2018, DVPD borrowed $2,802,935 (RMB 19,900,000 translated at March 31, 2020 rate), in a short-term loan from Harbin Bank (the “RMB 19.9M Loan”). The loan requires interest at 6.50% per annum and expires on September 12, 2019. The use of loan proceeds is restricted to pay principal and interest amounts owed to Harbin Bank. As of the date hereof, the RMB 19.9M Loan is due and the Company has not made the corresponding repayment.

On March 26, 2019, DVPD borrowed $1,442,314 (RMB 10,240,000) in a short-term loan from Harbin Bank (the “RMB 10.24M Loan”, together with the RMB 23M Loan and RMB 19.9M Loan, the “Liquidity Loan Balance Due”). The loan requires interest at 6.50% per annum and expires on March 11, 2020. The use of loan proceeds is restricted to pay principal and interest amounts owed to Harbin Bank. As of March 31, 2020 and as of the date of this Quarterly Report, the RMB 10.24M Loan is due and the Company has not made the corresponding repayment.

As of the date of this Quarterly Report, the RMB 23M Loan, RMB19.9M Loan, and RMB10,24M Loan respectively have become due and the Company has not made the corresponding payment.

The Bank and the Company are currently discussing potential grant to convert the principal and interests due, including the RMB 390M Loan Balance Due, the RMB 50M Loan Balance Due, and the Liquidity Loan Balance Due into a new loan and an additional liquidity loans in an amount of RMB 50 million (collectively, the “Refinancing Loans”). The collateral for the potential RMB 50 million loan will be the remaining values of same collateral for the RMB 390M Loan and RMB 50M Loan but ranking junior to the RMB 390MB Loan and RMB 50M Loan. In addition, the Company has been negotiating with the Bank for a waiver of the penalty for late payment of related loan interest (the “Penalty Waiver”). The Company has already submitted the application for the Refinancing Loans and request for the Penalty Waiver to the Bank and is awaiting the Bank’s approval. However, there is no assurance that such Refinancing Loans or Penalty Waiver will be approved by the Bank.

As of the date of this Quarterly Report, the Company is not aware that the Bank has taken any legal action against it for defaulting on the RMB 23M Loan, RMB 19.9M Loan and RMB 10.24M Loan. In the event that the Bank rejects its Refinancing Loans application and/or commences legal proceeding against it regarding the loans that are in default, the Company would have to pay a penalty of approximately $567,000 to the Bank. In addition, the Company may lose its collateralized assets which will cause a material adverse effect on its results of operations. Furthermore, if the collateral on those loans cannot satisfy its payment obligation, the Company may be forced to commence liquidation process if it does not have sufficient liquidity or cannot raise sufficient fund at that time, if any at all.

Sino Pride is a major cash source to the operations of DVPD and DVBM. Loan payable to Sino Pride bears interest at 8% per annum. As of March 31, 2020, remaining principal payable was $13,303,748 and interest payable was $9,880,794. Related party loan has been eliminated in accompanying consolidated financial statements. During the same period, DVPD was not profitable, and subsequently made no payment to Sino Pride.

DVDC contributed land use rights and infrastructures totaling $20,000,000 to DVPD in December 2000. Among this $20,000,000 contribution, $6,800,000 was recorded as registered capital, and $13,200,000 was recorded as loan payable by DVDC per December 2000 agreement. The loan is payable when DVPD is profitable. Loan principal $3,300,000 (25% of $13,200,000) bears interest at 8% per annum. The remaining balance of principal bears interest at benchmark bank rate of China, which was 5.88% at March 31,2020.

Due to shareholder represents the investment amount that Sino Pride received from its former shareholders, which was assigned to current shareholder Mr. Alex Brown. Loan payable to shareholder was $66,263,971 and $65,931,644, respectively at March 31, 2020 and December 31, 2019. The balance due to shareholder bears no interest. If the interest was calculated at 3.25% (March 2020 US (Fed) Prime rate) for the loan payable to shareholder, the balance for interest expense would have been approximately $0.50M and $0.50M for the three months ended March 31,2020 and 2019, respectively.

As of March 31, 2020, the Company had property financing agreements payable of $74,380,091, lease liabilities payable of $480,748, expired lease-back payables of $5,422,041, and buy-back payables of $4,071,516. As of March 31, 2020, there were total of 566 lawsuits against the Company in Dalian City, China. Litigants claimed that the Company did not buy back the property pursuant to the sales contract or the Company did not pay the promised lease-back rent on time. These claims amounted to $24,362,934 (RMB 172,969,527). These payables were included in and reported under the caption of “Property financing agreements payable”, “Lease liabilities payable” and “Other payables”. As of March 31, 2020, the Company accrued $4,650,313 for possible extra litigation charges. The Company will record attorney fees when invoiced. The attorney fees in connection with litigation cases were $11,233 and $0 for the three months ended March 31, 2020 and 2019, respectively.

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

Management believes that the recorded total property financing agreements payable, buy-back payables, lease-back liabilities payable and expired lease payable liabilities of $89,004,709 is a reasonable estimation. Should the settlement of these liabilities exceed management’s estimates, additional accruals will be necessary.

To address our capital needs in 2020 and going forward, we have engaged SML to buy back certain properties and have been actively negotiating with owners to resolve the litigation cases. In addition, we plan to raise capital through an equity or debt offering and obtain loans from the banks once DVPD is removed from the dishonest debtor listing and borrow from our shareholders if necessary to implement our Renovation plan to develop Victory Plaza into a modern multi-functional shopping center and fund future operations. Failure to raise adequate capital and generate adequate revenues could result in the Company having to curtail or cease operations.

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

Pursuant to the Registration Statement on Form S-1 initially filed with the SEC on November 7, 2018, which was declared effective on February 14, 2019, the Company closed its initial public offering on March 28, 2019. As of March 28, 2019, there were total of 30 individual investors signed “Subscription Agreement” to purchase the shares of the Common Stock of the Company. The offering price was $1 dollar per share, and 1,011,000 shares were sold. As of April 16, 2019, $262,000 has been wired into our US bank account and $749,000 has been deposited into DVBM’s bank account.

Cash Flows

Cash and cash equivalents were $181,705 and $161,192, as of March 31, 2020 and 2019, respectively. Cash and cash equivalents increased by $20,513 and decreased by $34,692 during the first quarter of 2020 and 2019, respectively. The following table shows the changes in cash flows.

	Three months Ended March 31
	2020	2019	$ Change
	(Unaudited)
Net Cash (Used in) Operating Activities	$(978,406)	$(634,202)	$(344,204)
Net Cash Provided by (Used in) Investing Activities	860,463	(1,444,618)	2,305,081
Net Cash Provided by Financing Activities	179,892	2,038,113	(1,858,221)
Effect of exchange rate changes on cash and cash equivalents	(3,659)	6,015	(9,674)
Net increase (decrease) in cash and cash equivalents	$58,290	$(34,692)	$92,982

Operating Activities

Cash flows from operating activities primarily consist of cash inflows from tenant rentals and management fee income payments, and tenant property expense reimbursements and cash outflows for property operating costs, selling expenses, business taxes, and general and administrative expenses.

In the first three months of 2020, net cash used in operating activities was $978,406. The net cash used in operating activities was primarily due to net loss of $2,424,462 adjusted by decrease in SML loan interest payable of $1,620,856, and increase in tenant and sundry receivable of $234,283 offset by: $1,816,499 of accounts payable and accrued liabilities, $458,368 of foreign currency exchange loss on loan and interest repayments to related party, $394,605 of increase in deferred rental income, $285,420 in depreciation and amortization, and changes in working capital and others of $346,303.

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

In the first three months of 2020, net cash provided by investing activities was $860,463, representing repayment of short-term loan receivable.

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

In the first three months of 2020, net cash provided by financing activities was $179,892 which was due to $179,892 in advance from shareholder.

In the first three months of 2019, net cash provided by financing activities was $2,071,141 which was due to $1,517,644 in proceeds from bank loans, $663,065 in advances from our principal shareholder, $120,000 in proceeds from our initial public offering, and $10,000 in advances from a related party, offset by $272,596 in repayment of bank loans.

Cash, cash equivalents and restricted cash consist of following at March 31, 2020 and 2019, respectively.

	March 31, 2020	March 31, 2019
	(Unaudited)
Cash	$181,705	$161,192
Restricted cash	26,693	123,236
Cash, cash equivalents and restricted cash	$208,398	$284,428

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

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2020. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.  Such officers also confirmed that there was no change in our internal control over financial reporting during the three months ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our president (our principal executive officer, principal financial officer and principal accounting officer), as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation, under the supervision and with the participation of our president (our principal executive officer, principal financial officer and principal accounting officer) of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. The evaluation of our disclosure controls and procedures included a review of the disclosure controls’ and procedures’ objectives, design, implementation and the effect of the controls and procedures on the information generated for use in this report. In the course of our evaluation, we sought to identify data errors, control problems or acts of fraud and to confirm the appropriate corrective actions, if any, including process improvements, were being undertaken. Our management concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were not effective.

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

Management assessed our internal control over financial reporting as of the period ended March 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the report entitled “2013 Internal Control-Integrated Framework.”

Based on management’s assessment using the COSO criteria, management has concluded that the Company’s internal control over financial reporting was not effective as of March 31, 2020, due to the existence of the following material weaknesses:

● As of March 31, 2020, there was a lack of accounting personnel with the requisite knowledge of Generally Accepted Accounting Principles (“GAAP”) in the U.S. and financial reporting requirements of the Securities and Exchange Commission;

● As of March 31, 2020, there were insufficient written policies and procedures to ensure the correct application of accounting and financial reporting with respect to the current requirements of GAAP and SEC disclosure requirements.

● As of March 31, 2020, there was a lack of segregation of duties.

● As of March 31, 2020, there was no independent audit committee.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation of the effectiveness of our internal control over financial reporting as of March 31,2020, that occurred during our fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of March 31, 2020, to our knowledge, there were 566 lawsuits in total filed against us 1) for unpaid rent by the lease-back owners and 2) for the failure to buy-back property from the current owners of properties that exercised their options. Total claims amounted to approximately $24,362,934. Management believes that the amount claimed by these litigants approximates the amount that the Company has already recorded under the caption of “Property financing agreements payable”, Lease liabilities payable” and “Other payables” in the accompanying consolidated financial statements.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Articles of Incorporation (incorporated by reference to our Form S-1 (file No. 333-228242) filed with the Securities and Exchange Commission on November 7, 2018)
3.2	Bylaws (incorporated by reference to our Form S-1 (file No. 333-228242) filed with the Securities and Exchange Commission on November 7, 2018)
10.1	English translated copy of Repayment Agreement by and between the Company and Xiufen Chang dated as of December 30, 2019 (incorporated by reference to our Form 10-K filed with the Securities and Exchange Commission on May 29, 2020)
10.2	English translated copy of Repayment Agreement by and between the Company and Weitong Zhang dated as of December 30, 2019 (incorporated by reference to our Form 10-K filed with the Securities and Exchange Commission on May 29, 2020)
10.3	English translated copy of Repayment Agreement by and between the Company and Xiuhua Chang dated as of December 30, 2019 (incorporated by reference to our Form 10-K filed with the Securities and Exchange Commission on May 29, 2020)
10.4	English translated copy of Supplemental Agreement to the Strategic Cooperation Agreement by and between Dalian Victory Plaza Shopping Center and Dalian Sheng Ma Lin Trading Ltd. dated as of January 15, 2020 (incorporated by reference to our Form 10-K filed with the Securities and Exchange Commission on May 29, 2020)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 29, 2020.

Victory Commercial Management Inc.

	By:	/s/ Alex Brown
Alex Brown
President, Chief Executive Officer,
Treasurer and Chairman

	By:	/s/ Robert Chen
Robert Chen
Chief Financial Officer and Principal Accounting Officer

