Form 10-K/A
period 2019-12-31
Victory Commercial Management Inc.
filed 2020-07-10
CIK 1723083

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/Amendment No. 1

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

Explanatory Note

The purpose of this Amendment No. 1 to our annual report on Form 10-K (“Amended Report”) for the period ended December 31, 2019, filed with the Securities and Exchange Commission on May 29, 2020 (the "Original Report"), is to correct certain typographical and editorial errors in the financial statement and to remove the word "unaudited" that was incorrectly included in 1) the column heading for December 31, 2019 in the Consolidated Balance Sheets; 2) the column heading for December 31, 2019 in the intangible assets table under Note 7 - Intangible Assets; 3) the column heading for December 31, 2019 in the deferred tax assets table under Note 16 - Income Taxes; and 4) the column heading for December 31, 2019 and 2018 in the table of provisions for income taxes under Note 16 - Income Taxes in the Original Report (collectively as “Revised Items”). The Revised Items are filed herewith in this Amended Report in its entirety.

This Amended Report may not reflect events occurring after the filing of the Original Report, nor does it modify or update those disclosures in the items not described in the above paragraph of this Explanatory Note. Accordingly, this Amended Report should be read in conjunction with the Original Report and our other reports filed with the SEC subsequent to the filing of our Original Report, including any amendments to those filings.

In addition, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as a result of this Amended Report, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed and furnished, respectively, as exhibits to the Original Report have been re-executed and re-filed as of the date of this Amended Report and are included as exhibits hereto.

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

Effective February 28, 2019, the Company appointed Wei Wei & Co., LLP (“Wei Wei”) as the Company’s independent registered public accounting firm. The Board approved of the appointment of Wei Wei as of February 28, 2019. Wei Wei audited the Company’s consolidated financial statements as of and for the fiscal year ended December 31, 2018 and reviewed the Company’s unaudited quarterly consolidated financial information for the quarters ended March 31, 2019, June 30, 2019 and September 30 ,2019.

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

Victory Commercial Management Inc. (Registrant)

Date: July 10, 2020	By:	/s/ Alex Brown
Alex Brown
President, Chief Executive Officer, Treasurer and Chairman
(Principal Executive Officer)

	By:	/s/ Robert Chen
Robert Chen
Chief Financial Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Repot has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Position	Date

/s/ Alex Brown
Alex Brown	President, Chief Executive Officer, Treasurer and Chairman	July 10, 2020

/s/ Robert Chen
Robert Chen	Chief Financial Officer	July 10, 2020

/s/ Jiang Wang
Jiang Wang	Director	July 10, 2020

/s/ Guiqing Liu
Guiqing Liu	Director	July 10, 2020

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

/s/ Wei, Wei & Co. LLP

Flushing, New York

May 28, 2020

We have served as the Company’s auditor since 2019.

VICTORY COMMERCIAL MANAGEMENT INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2019	December 31, 2018

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$122,884	$188,921
Restricted cash	27,223	130,199
Tenant and sundry receivables, net of allowance for doubtful accounts	469,317	1,132,691
Prepaid expenses and other assets	526,834	697,756
NON CURRENT ASSETS:
Rental properties, net	21,334,015	22,519,082
Property and equipment, net	430,063	634,589
Intangible assets, net	17,640	23,083
ROU assets, net	484,178	422,905
Loan and interest receivable, net	6,087,914	7,616,300
TOTAL ASSETS	$29,500,068	$33,365,526

LIABILITIES AND DEFICIT
CURRENT LIABILITIES:
Bank loans payable, net - in default	$7,633,412	$60,221,474
Accounts payable and accrued liabilities	8,938,941	4,747,604
Deferred rental income	3,882,434	4,610,478
Lease liabilities payable - current	22,755	154,129
NON CURRENT LIABILITIES:
Bank loans payable, net	59,288,001	6,237,460
Property financing agreements payable	77,464,781	79,904,620
Lease liabilities payable - non current	498,509	457,996.00
Other payables	19,906,698	19,594,875
Loans payable to related parties	11,934,791	11,516,280
Due to shareholder	65,931,644	64,151,148
Interest payable to related parties	11,520,609	11,121,817
TOTAL LIABILITIES	267,022,575	262,717,881

Commitments and Contingencies	-	-

DEFICIT:
Victory Commercial Management Inc. Shareholder’s Deficit
Common stock, $0.0001 par value, 600,000,000 shares authorized; 21,711,000 and 20,700,000 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively	2,171	2,070
Paid-in capital	11,827,188	10,816,289
Subscription receivable		-
Accumulated deficit	(203,808,349)	(194,188,636)
Accumulated other comprehensive loss	(2,242,729)	(3,739,981)
Total shareholders’ deficit attributable to the Company’s common shareholders	(194,221,719)	(187,110,258)
Noncontrolling interest	(43,300,788)	(42,242,097)
TOTAL DEFICIT	(237,522,507)	(229,352,355)

TOTAL LIABILITIES AND DEFICIT	$29,500,068	$33,365,526

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

VICTORY COMMERCIAL MANAGEMENT INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2019 and 2018

	Common Stock		Additional Paid in	Accumulated	Accumulated Other Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Deficit	Loss	Interest	Deficit
Balance -December 31, 2017 (Restated)	20,700,000	$2,070	$10,814,219	$(190,411,237)	$(12,439,971)	$(43,268,669)	$(235,301,518)
Common stock issued in 2018
Net loss for the year ended December 31, 2018				(3,777,399)		(971,370)	(4,748,769)
Other comprehensive (loss): foreign currency translation adjustment					8,699,990	1,997,942	10,697,932
Balance -December 31, 2018	20,700,000	2,070	10,816,289	(194,188,636)	(3,739,981)	(42,242,097)	(229,352,355)
Initial public offering closed on March 28, 2019	1,011,000	101	1,010,899				1,011,000

Net Loss for the year ended December 31, 2019				(9,619,713)		(1,495,208)	(11,114,921)
Other comprehensive income: foreign currency translation adjustment					1,497,252	436,517	1,933,769
Balance -December 31, 2019	21,711,000	$2,171	$11,827,188	$(203,808,349)	$(2,242,729)	$(43,300,788)	$(237,522,507)

The accompanying notes are an integral part of these consolidated financial statements.

VICTORY COMMERCIAL MANAGEMENT INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31

	2019	2018
Cash Flows from Operating Activities:
Net loss	$(11,114,921)	$(4,748,769)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,231,787	1,361,866
Amortization of debt issuance costs	55,190	52,331
Foreign currency exchange (gain) loss on loan and interest repayments to related party	271,470	1,220,769
Gain on sale of rental properties and disposal of other assets		(1,337,124)
Allowance for doubtful accounts	3,090,825	15,035
Non cash operating lease expenses	(10,299)	235,623
Change in operating assets and liabilities
Decrease (Increase) in tenant and sundry receivables	206,205	(450,133)
Decrease (Increase) in prepaid expense and other assets	165,493	(251,340)
(Increase) in loan interest receivable	(513,862)	(495,943)
Increase in property financing agreements payable	1,688,217	1,665,273
Increase in accounts payable and accrued liabilities	5,039,015	668,951
(Decrease) Increase in deferred rental income	(677,487)	601,772
Increase in interest payable to related party	536,373	522,083
(Decrease) Increase in other payables	(200,156)	2,942,626
(Decrease) in lease liabilities payable	(181,109)	(215,345)
Net Cash (Used in) Provided by Operating Activities	(413,257)	1,787,675

Cash Flows from Investing Activities:
Cash received from sale of rental properties		1,661,958
Capital expenditures - fixed assets and improvements	(21,841)	(150,688)
Short-term loan repayment	(2,642,563)	(8,923,642)
Net Cash (Used in) Investing Activities	(2,664,404)	(7,412,372)

Cash Flows from Financing Activities:
Proceeds from bank loans	1,481,610	4,668,591
Proceeds from initial public offering	1,011,000
Repayment from short-term loan	1,943,830
Repayment of bank loans	(266,123)	(1,111,569)
Advance from shareholder	1,774,621	1,362,472
Advance from related individual	172,300	156,981
Repayment of property financing agreements payable	(3,222,806)
Net Cash Provided by Financing Activities	2,894,432	5,076,475

Effect of exchange rate changes on cash and cash equivalents	14,218	(6,576)

Net (decrease) increase in cash, cash equivalents and restricted cash	(169,013)	(554,798
Cash, cash equivalents and restricted cash at beginning of year	319,120	873,918
Cash, cash equivalents and restricted cash at end of year	$150,107	$319,120

Reconciliation of Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents at beginning of year	$188,921	$755,027
Restricted cash at beginning of year	130,199	118,891
Cash, cash equivalents and restricted cash at beginning of year	$319,120	$873,918

Cash and cash equivalents at end of year	$122,884	$188,921
Restricted cash at end of year	27,223	130,199
Cash, cash equivalents and restricted cash at end of year	$150,107	$319,120

Supplemental Disclosure Cash Flow Information:
Cash paid for:
Interest	$1,042,905	$3,683,062
Income tax	$-	$-
Supplementary Schedule: Non-cash Investing and Financing Activities:
Right of Use Assets	$565,865	$4,682,603

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

*See Note 11, Property Financing Agreement Payable

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

NOTE 19 – NONCONTROLLING INTEREST

Noncontrolling interest represents DVDC’s 20% equity ownership interest in DVPD and DVPD’s operating results including its 5% equity ownership interest in DVBM. Non-controlling interest consisted of the following as of December 31, 2019 and December 31, 2018:

	December 31, 2019	December 31, 2018
Noncontrolling interest at beginning of the period	$(42,242,097)	$(43,268,669)
Net loss	(1,495,207)	(971,370)
Change in foreign currency translation adjustment	436,517	1,997,942)
Noncontrolling interest at end of the period	$(43,300,787)	$(42,242,097)

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

