Form 10-Q
period 2020-06-30
Victory Commercial Management Inc.
filed 2020-08-14
CIK 1723083

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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
N/A

As of August 14, 2020, 21,711,000 ordinary shares of the registrant, par value $0.0001 per share, were issued and outstanding.

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

ii

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VICTORY COMMERCIAL MANAGEMENT INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2020	2019
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$176,667	$122,884
Restricted cash	26,788	27,223
Tenant and sundry receivables, net of allowance for doubtful accounts	316,005	469,317
Prepaid expenses and other assets	466,422	526,834
TOTAL CURRENT ASSETS	985,882	1,146,258

Rental properties, net	20,543,684	21,334,015
Property and equipment, net	339,013	430,063
Intangible assets, net	14,919	17,640
ROU assets, net	348,448	484,178
Loan and interest receivable, net	4,260,697	6,087,914
TOTAL ASSETS	$26,492,643	$29,500,068

LIABILITIES AND DEFICIT
CURRENT LIABILITIES:
Bank loans payable, net (in default)	$7,511,591	$7,633,412
Bank loans payable, net	58,483,681	59,288,001
Accounts payable and accrued liabilities	12,232,367	8,938,941
Deferred revenue	3,783,314	3,882,434
Lease liabilities payable-current	17,768	22,755
TOTAL CURRENT LIABILITIES	82,028,721	79,765,543

Property financing agreements payable	72,961,523	77,464,781
Lease liabilities payable-non current	361,916	498,509
Other payables	19,594,756	19,906,698
Loans payable to related parties	12,382,578	11,934,791
Due to shareholder	66,396,293	65,931,644
Interest payable to related parties	11,603,503	11,520,609
TOTAL LIABILITIES	265,329,290	267,022,575

Commitments and Contingencies	-	-

DEFICIT:
Common stock, $0.0001 par value, 600,000,000 shares authorized; 21,711,000 and 21,711,000 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	2,171	2,171
Paid-in capital	11,827,188	11,827,188
Subscription receivable
Accumulated deficit	(207,104,990)	(203,808,349)
Accumulated other comprehensive loss	(55,938)	(2,242,729)
Total stockholder’s deficit attributable to the Company’s common shareholders	(195,331,569)	(194,221,719)
Noncontrolling interest	(43,505,078)	(43,300,788)
TOTAL DEFICIT	(238,836,647)	(237,522,507)

TOTAL LIABILITIES AND DEFICIT	$26,492,643	$29,500,068

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VICTORY COMMERCIAL MANAGEMENT INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	2020	2019	2020	2019

Revenues
Rental income	$505,475	$782,784	$974,462	$1,567,497
Management fee income	1,007,455	1,216,510	1,911,601	2,480,448
Other income	113,473	198,846	228,343	336,700
Total revenues	1,626,403	2,198,140	3,114,406	4,384,645

Operating expenses
Selling expenses	968,851	1,105,399	1,894,867	2,348,808
Depreciation and amortization	268,462	326,355	553,882	646,330
Payroll and payroll related expenses	296,756	519,648	627,284	1,027,325
Business taxes	136,067	135,379	232,915	264,843
Lease expenses	47,122	139,956	120,122	322,475
Other general and administrative expenses	184,318	3,674,625	342,886	4,014,901
Total operating expenses	1,901,576	5,901,362	3,771,956	8,624,682

Loss from operations	(275,173)	(3,703,222)	(657,550)	(4,240,037)

Other income (expense)
Interest income	124,674	207,878	272,527	378,484
Interest - loans	(988,295)	(1,055,274)	(2,010,258)	(2,098,494)
Interest - ROU and other capitalized liabilities	(507,286)	(649,039)	(1,089,015)	(1,316,047)
Interest - related parties	(132,259)	(134,180)	(266,393)	(268,376)
Gain (loss) from foreign currency transactions	90,381	(524,372)	(367,986)	18,358
Other income	31,587	7,399	37,842	9,370
Total other (expense), net	(1,381,198)	(2,147,588)	(3,423,283)	(3,276,705)

Loss before provision for income taxes	(1,656,371)	(5,850,810)	(4,080,833)	(7,516,742)
Provision for income taxes	-	-	-	-
Net loss	(1,656,371)	(5,850,810)	(4,080,833)	(7,516,742)
Net loss attributable to noncontrolling interest	(334,132)	(778,625)	(784,192)	(1,023,628)
Net loss attributable to the Company’s common shareholders	$(1,322,239)	$(5,072,185)	$(3,296,641)	$(6,493,114)

Per Common Share - basic and diluted:
Net loss per Company’s common share	$(0.06)	$(0.23)	$(0.15)	$(0.31)
Weighted-average shares outstanding, basic and diluted	21,711,000	21,711,000	21,711,000	21,230,635

Comprehensive income (loss)
Net loss	$(1,656,371)	$(5,850,810)	$(4,080,833)	$(7,516,742)
Other comprehensive income (loss)
Foreign currency translation adjustments	(744,412)	4,188,504	2,766,693	(302,829)
Comprehensive (loss)	(2,400,783)	(1,662,306)	(1,314,140)	(7,819,571)
Comprehensive income (loss) attributable to non-controlling interest	(137,015)	853,304	579,902	(28,409)
Comprehensive (loss) attributable to the Company’s common shareholders	$(2,263,768)	$(2,515,610)	$(1,894,042)	$(7,791,162)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VICTORY COMMERCIAL MANAGEMENT INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIT

	Common Stock		Additional Paid in	Accumulated	Accumulated Other Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Deficit	Loss	Interest	Deficit
Balance - December 31, 2018	20,700,000	$2,070	$10,816,289	$(194,188,636)	$(3,739,981)	$(42,242,097)	$(229,352,355)
Initial public offering	1,011,000	101	1,010,899	-	-	-	1,011,000
Net loss	-	-	-	(6,493,114)	-	(1,023,628)	(7,516,742)
Foreign currency translation adjustment	-	-	-	-	(274,420)	(28,409)	(302,829)
Balance - June 30, 2019	21,711,000	$2,171	$11,827,188	$(200,681,750)	$(4,014,401)	$(43,294,134)	$(236,160,926)

	Common Stock		Additional Paid in	Accumulated	Accumulated Other Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Deficit	Loss	Interest	Deficit
Balance - December 31, 2019	21,711,000	$2,171	$11,827,188	$(203,808,349)	$(2,242,729)	$(43,300,788)	$(237,522,507)
Net loss	-	-	-	(3,296,641)	-	(784,192)	(4,080,833)
Foreign currency translation adjustment	-	-	-	-	2,186,791	579,902	2,766,693
Balance - June 30, 2020	21,711,000	$2,171	$11,827,188	$(207,104,990)	$(55,938)	$(43,505,078)	$(238,836,647)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VICTORY COMMERCIAL MANAGEMENT INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months ended June 30, 2020	For the Six Months ended June 30, 2019
Cash Flows from Operating Activities:
Net loss	$(4,080,833)	$(7,516,743)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	553,882	646,331
Amortization of debt issuance costs	26,830	27,870
Foreign currency exchange loss (gain) on loan and interest repayments to related party	367,986	(18,357)
(Gain) on disposal of fixed assets	-	(1,960)
Allowance for doubtful accounts	41,086	3,126,023
Non cash operating lease expenses	(1,833)	(6,825)
Changes in operating assets and liabilities
Decrease in tenant and sundry receivables	104,434	70,009
Decrease in prepaid expense and other assets	54,181	73,353
(Increase) in short-term loan interest receivable	(272,381)	(378,339)
Increase in SML interest payable	1,078,099	1,265,922
Increase in accounts payable and accrued liabilities	3,421,978	1,910,998
(Decrease) increase in deferred rental income	(37,084)	423,503
Increase in interest payable to related party	266,197	268,283
Increase (decrease) in other payables	32,874	(546,218)
Decrease in lease liabilities payable	(3,673)	(61,814)
Increase in property financing agreements payable	10,916	48,152
Net Cash (Used in) Operating Activities	1,562,659	(669,812)

Cash Flows from Investing Activities:
Capital expenditures - fixed assets and improvements	-	(14,318)
Repayment (advances) of loan receivable	1,971,715	(2,596,867)
Net Cash Provided by (Used in) Investing Activities	1,971,715	(2,611,185)

Cash Flows from Financing Activities:
Proceeds from bank loans	114,970	1,508,745
Proceeds from initial public offering	-	1,011,000
Repayment of bank loans	-	(270,997)
Advance from shareholder	673,578	949,420
Advance from related individual	100,000	40,000
Repayment of property financing agreements payable	(4,367,418)	-
Net Cash Provided by (Used in) Financing Activities	(3,478,870)	3,238,168

Effect of exchange rate changes on cash and cash equivalents	(2,156)	22,058

Net increase (decrease) in cash, cash equivalents and restricted cash	53,348	(20,770)
Cash, cash equivalents and restricted cash at beginning of periods	150,107	319,120
Cash, cash equivalents and restricted cash at end of periods	$203,455	$298,350

Reconciliation of Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents at beginning of periods	$122,884	$188,921
Restricted cash at beginning of periods	27,223	130,199
Cash, cash equivalents and restricted cash at beginning of periods	$150,107	$319,120

Cash and cash equivalents at end of periods	$176,667	$177,975
Restricted cash at end of periods	26,788	120,375
Cash, cash equivalents and restricted cash at end of periods	$203,455	$298,350

Supplemental Disclosure Cash Flow Information:
Cash paid for:
Interest	$-	$968,074
Income tax	$-	$-
Non-cash Investing and Financing Activities:
Right of use assets and lease liabilities payable	$348,448	$232,631

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

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

NOTE 2 – GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As indicated in the accompanying condensed consolidated financial statements, the Company had a net loss of $1,656,371 and $5,850,810 for the three months ended June 30, 2020 and 2019, respectively; a net loss of $4,080,833 and $7,516,742 for the six months ended June 30, 2020 and 2019, respectively; and has accumulated deficit of $207,104,990 at June 30, 2020. The Company believes that if there is no additional investment or financing, the current cash balance available to the Company or its projected cash balance for the next 12 months will be insufficient to cover the required payments of the operating expenses arising from normal business operations and to meet the required payments of buy-backs and lease-backs if settled with the claims filed by the property owners during next 18 months from the issuance date of this report.

In light of our current operating state, management cannot provide assurance that the Company will achieve profitable operations or become cash flow positive in a short period of time. Management believes that with its current capital resources, it will be very difficult to continue operating and maintaining its business for the next 12 months from the issuance date of this report.

As of June 30, 2020, we had total outstanding loans payable to Harbin Bank (the “Bank”) of $65,880,302. As of the date of this report, we are in default of three loans with the Bank in the aggregate amount of approximately $7.5 million. These loans are secured by certain assets of the Company. The Company is currently in discussion with the Bank to convert the existing loans into a new loan and apply for an additional liquidity loan of RMB 50 million (collectively, the “Refinancing Loans”) and waive the penalty of late payment of related loan interest (“Penalty Waiver”). However, there is no assurance or certainty that such Refinancing Loans or Penalty Waiver will be approved by the Bank. In the event that the Bank rejects our Refinancing Loans and/or commence any legal proceeding against us, we may lose our collateralized assets which will cause a material adverse effect on our results of operations. Furthermore, if the collateral on those loans cannot satisfy our payment obligation, we may be forced to commence liquidation if we do not have sufficient liquidity or cannot raise sufficient funds at that time, if any at all.

As of June 30, 2020, the Company had property financing agreements payable of $72,961,523, lease liabilities payable of $379,684, expired lease-back payables of $5,431,553, guaranteed rent payable of $278,435, and buy-back payables of $4,086,077. As of June 30, 2020, there were 579 lawsuits against the Company in Dalian City, China. Litigants claimed that the Company did not buy back the property pursuant to the sales contract or the Company did not pay the promised lease-back rent on time. These claims amounted to $24,580,425 (RMB 173,891,761 translated at June 30, 2020 exchange rate). These payables were included in and reported under the caption of “Property financing agreements payable”, “Lease liabilities” and “Other payables”. In connection with the progress of these cases, the Company accrued $4,666,944 for possible extra litigation charges. The Company records attorney fees when invoiced.

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

Management believes that the recorded total property financing agreements payable, buy-backs payable, lease-back liabilities payable, guarantee rent payable, expired lease payable liabilities, and litigation payable of $87,804,216 is a reasonable estimation.

In order to continue as a going concern, the Company will need, among other things, an additional capital injection and/or additional financing and the continued forbearance of its lender not to foreclose on their loans that are in default. Management’s plans to obtain such funds for the Company include (1) obtaining capital from the sale of its stock (2) short-term and long-term borrowings from banks and third-parties, and (3) short-term borrowings from stockholders or other related parties when needed.

As a result of the coronavirus pandemic, our DVPD operations in Dalian were closed from January 25, 2020 until March 5, 2020, which has adversely affected our operating revenues and cash flow in the first quarter of 2020. Moreover, after reopening of the shopping mall, we have fewer shoppers and tenants in the shopping mall due to the continued effect of COVID-19 and we cannot predict the full extent to which the COVID-19 pandemic will impact our business or operating results, which is highly dependent on inherently uncertain future developments, including the severity of COVID-19 and actions taken by the PRC government and private businesses in relation to COVID-19 containment. Additionally, even if the Company does raise sufficient capital to support its operations, there can be no assurance that we could generate sufficient revenues to become profitable.

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

Foreign Currency Translation

The reporting currency of the Company is the U.S. dollar. The functional currency of VCM and VCI is the U.S. dollar, the functional currency of DVPD, DVBM, and DVPM is the Chinese Renminbi (“RMB”), and the functional currency of Sino Pride is the Hong Kong Dollar (“HK$”). The condensed unaudited consolidated financial statements of the Company have been translated into U.S. dollars in accordance with ASC 830-30 “Translation of Financial Statements”. The financial information is first prepared in RMB or HK$ and then is translated into the U.S. dollar at the period-end exchange rates as to assets and liabilities and at average exchange rates as to revenue, expenses and cash flows. Equity accounts are translated at their historical exchange rates when the capital transactions occurred. As a result, amounts relating to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balance sheets. Translation adjustments resulting from the process of translating the local currency financial statements into the U.S. dollar are included in accumulated other comprehensive income (loss). The cumulative translation adjustment and effect of exchange rate changes on cash for the periods ended June 30, 2020 and December 31, 2019 were $(55,938) and $(2,242,729), respectively. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rate prevailing at each balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Pursuant to paragraph 830-20-35-1, the intra-entity (intercompany transactions) foreign currency transactions whose terms are denominated in the currency other than the Company’s functional currency and settlement is anticipated in the foreseeable future (hence not long-term investment nature), the increases or decreases in expected functional currency cash flows are included in determining net income (loss) for the period in which the exchange rate changes. The Company has an inter-company loan denominated in US dollars. The repayment of the loan is required when the Company is profitable. The loan proceeds, repayment and accrued interest were tracked in US dollars. The Company uses the bank spot exchange rate to record proceeds and repayments in RMB. By the end of the reporting period, the Company will adjust loan and interest payable balances from US dollars to RMB by using the period ending exchange rate. Any gain or loss from foreign currency exchange will be recognized in the consolidated statements of operations. There were $90,381 foreign currency transaction gain for the three months ended June 30, 2020 and $524,372 loss for the three months ended 2019, and $367,986 loss for the six months ended June 30, 2020 and $18,358 gain for the six months ended 2019.

Spot exchange rates and average exchange rates published by fxtop.com were used in the translation of the consolidated financial statements.

	For the three months ended June 30,		For the six months ended June 30,
US Exchange Rate	2020	2019	2020	2019
	(unaudited)		(unaudited)
Period-end RMB	7.0744	6.8704	7.0744	6.8704
Average RMB	7.0891	6.8276	7.0335	6.7871

Period-end HK$	7.7503	7.8090	7.7503	7.8090
Aaverage HK$	7.7512	7.8400	7.7611	7.8432

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

Property Management Fee Income

We currently provide common area management services to all tenants and shop owners. Common area management services include security, cleaning, fire service, landscaping, public facilities maintenance and other traditional services provided by a property management office. The terms of the property management agreements are usually consistent with the tenants’ lease term. Property management fees are charged based on the area of property ranging from $16 to $19 per square foot per annum.

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

Group A represents property that the Company owns 100%. Group B represents property we sold to individual owners with buy-back options which are pending. Group C represents property owned by SML, but the Company is still liable for the buy-back options. Pursuant to the SML Agreement, the Company is obligated to buy back these properties plus accrued interest no later than May 15, 2020. Group D presents property we sold to various individual owners without additional rights attached. Acknowledging the impact of COVID-19, on January 15, 2020, the Company amended its agreement with SML to extend the original repayment date from May 15, 2020 to May 15, 2023.

Sold Rental Properties with Financing Agreements (Group B and C Properties)

Pursuant to the sales contracts, the buyers’ obtained legal title to the property and also had an option to sign a separate buy-back agreement. The purchase agreement granted the buyer an option to request the Company to buy back sold properties at a stated buy-back price once the option is vested and the Company has received the payments for the sold property. As of June 30, 2020, approximately 15% of total rental spaces of Victory Plaza were sold to various unrelated individuals and entities with buy-back options. The majority of these properties were sold during the period from 1998 to 2014. The vesting dates of the buy-back options ranged from 2014 to 2018.

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

Sold Properties (Group D Properties)

As of June 30, 2020, approximately 69% of the total space of Victory Plaza was sold and owned by various unrelated individuals and entities with legal title to the respective properties. Pursuant to the sale contracts, at the date of the sales, buyers obtained integrated legal ownership to the sold properties and assumed the significant risks and rewards of ownership of the property (had the ability to rent and sell the property at-will) while the Company received the payments of the purchase price. These sales are considered final sales.

As part of our operations, the Company may from time to from lease back properties from the owners of Group D properties and subleases these properties to un-related third parties with new lease terms. As of June 30, 2020, there was no sublease from the owner of Group D properties. Sales and lease-back are two separate business transactions. Lease-back is at the owner’s will and is not a condition of sale. Lease-back could happen immediately after the sale of property or at any time after the sale if the owner of the property is interested in rental services provided by the Company.

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

Lessor Accounting

The Company currently owns 433 rental units and leased these rental properties to various tenants. Pursuant to FASB ASC 842 – 30, the Company will classify a lease as a sales – type lease if: (i) the lease transfers ownership of the underlying asset to the lessee by the end of the lease term, (ii) the lease grants the lessee an option to purchase the underlying asset that the lessee is reasonably certain to exercise, (iii) the lease term is for the major part of the remaining economic life of the underlying asset, (iv) the present value of the sum of the lease payments and any residual value guaranteed by the lessee that is not already reflected in the lease payments equals or exceeds substantially all (90% or more) of the fair value of the underlying asset, or (v) the underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. As of June 30, 2020, none of our leases, as a lessor, met the above criteria to be classified as a sales–type lease.

Pursuant to FASB ASC 842 – 30, when none of the sales-type lease classification criteria are met, a lessor would classify the lease as a direct financing lease when both of the following criteria are met: (i) the present value of the sum of the lease payments and any residual value guaranteed by the lessee that is not already reflected in the lease payments and/or any other third party unrelated to the lessor equals or exceeds substantially all (90% or more) of the fair value of the underlying asset and (ii) it is probable that the lessor will collect the lease payments plus any amount necessary to satisfy a residual value guarantee. As of June 30, 2020, none of our leases, as a lessor, met the above criteria to be classified as a financing lease.

Pursuant to FASB ASC 842 – 30, a lessor would classify a lease as an operating lease when none of the sales-type lease or direct financing lease classification criteria are met. As of June 30, 2020, all leases of the Company’s rental properties were classified as operating leases. The Company will maintain the underlying asset and recognizes lease income on the straight line basis over the lease term.

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

Real Estate Held for Sale

The Company generally considers assets to be held for sale when management believes that a sale is probable within a year. This generally occurs when a sales contract is executed with no substantive contingencies and the prospective buyer has significant funds at risk. Assets that are classified as held for sale are recorded at the lower of their carrying amount or fair value, less cost to sell. The Company evaluated its property portfolio and did not identify any properties that would meet the criteria for held for sale as of June 30, 2020 and December 31, 2019.

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

Tenant and Sundry Receivables, net of Allowance for Doubtful Accounts

Tenant receivables are recorded at original invoice amount, less an estimated allowance for doubtful accounts. The allowance for doubtful accounts represents management’s estimate of the amount of probable credit losses, determined by reviewing past due balances and other information. The Company makes judgments as to the collectability of tenant receivables based on historical trends and future expectations. Management estimates an allowance for doubtful accounts and adjusts gross tenant receivables downward based on their expectation of specific tenant risks and the Company’s tenant receivable aging and collection analysis. Management considers accounts past due on a tenant-by-tenant basis. Based on its review, management has provided an allowance for doubtful accounts as of June 30, 2020 and December 31, 2019 of $663,841 and $632,768, respectively.

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

Impairment of Long-Lived Assets

Long-lived assets, primarily rental properties and machinery and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, the Company recognizes an impairment loss only if its carrying amount is not recoverable through its estimated undiscounted future cash flows over the anticipated holding period and measures the impairment loss based on the amount by which the carrying amount of the asset exceeds its estimated fair value. Fair value is determined through various valuation techniques, including discounted cash flow models, quoted market values or third-party independent appraisals, as considered necessary. There were no impairment losses recognized during the three and six months ended June 30, 2020 and 2019.

Debt Issuance Costs

Costs related to bank loans payable consist of fees and direct costs incurred in obtaining such financings. These costs are presented as a reduction of bank loans payable and are amortized on a straight-line basis over the terms of the related loan payable which approximates the effective interest rate method. Such amortization is included in “Interest – loans” in the accompanying consolidated statements of operations, which amounted to $13,205 and $13,930 for the three months ended June 30, 2020 and 2019, respectively; $26,830 and $27,870 for the six months ended June 30, 2020 and 2019.

Per Share Amounts

The Company computes per share amounts in accordance with FASB ASC Topic 260 “Earnings per Share” (EPS) which requires presentation of basic and diluted EPS. Basic EPS is computed by dividing the net income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company, if any. This is computed by dividing net earnings by the combination of basic and dilutive common share equivalents. Since the Company is in a net loss position, all common stock equivalents would be anti-dilutive and are, therefore, not included in the determination of diluted loss per share. Accordingly, basic and diluted net loss per share are the same. There were no common stock equivalents as of June 30, 2020 and 2019.

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

The Company follows the provisions of ASC 740-10-50, “Accounting for Uncertainty in Income Taxes,” which provides clarification related to the process associated with accounting for uncertain tax positions recognized in the Company’s financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarter or annual period based, in part, upon the results of operations for the given period. As of June 30, 2020 and December 31, 2019, the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

Advertising

Advertising is expensed as incurred and is included in other general and administrative expenses. There were $0 and $1,665 advertising expenses for the three months ended June 30, 2020 and 2019, respectively; $514 and $2,459 for the six months ended June 30, 2020 and 2019, respectively.

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

In May 2019, the FASB issued ASU 2019-05, which is an update to ASU Update No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which introduced the expected credit losses methodology for the measurement of credit losses on financial assets measured at amortized cost basis, replacing the previous incurred loss methodology. The amendments in Update 2016-13 added Topic 326, Financial Instruments—Credit Losses, and made several consequential amendments to the Codification. Update 2016-13 also modified the accounting for available-for-sale debt securities, which must be individually assessed for credit losses when fair value is less than the amortized cost basis, in accordance with Subtopic 326-30, Financial Instruments— Credit Losses—Available-for-Sale Debt Securities. The amendments in this Update address those stakeholders’ concerns by providing an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. For those entities, the targeted transition relief will increase comparability of financial statement information by providing an option to align measurement methodologies for similar financial assets. Furthermore, the targeted transition relief also may reduce the costs for some entities to comply with the amendments in Update 2016-13 while still providing financial statement users with decision-useful information. ASU 2019-05 is effective for the Company for annual and interim reporting periods beginning July 1, 2020. The Company does not believe the adoption of this ASU 2019-05 will have a material effect on the Company’s consolidated financial statements.

The Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

NOTE 4 – PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other assets consist of the following:

	June 30,	December 31,
	2020	2019
	(Unaudited)
Supplies on hands	$83,641	$100,156
Prepaid expenses	293,991	331,454
Deposits	88,790	95,224
Total prepaid expenses and other assets	$466,422	$526,834

NOTE 5 – RENTAL PROPERTIES, NET

Victory Plaza is located in Dalian City, Liaoning province of China. It was built by DVPD from 1993 to 1998.

The Company leases its own properties and lease-backed properties to tenants and manages the Victory Plaza.

The following table summarized ownership of rental properties.

As of June 30, 2020

Group	Description of Property	Cost in	In Square Feet	% of Total Square Feet	Unites
(Unaudited)
A	Owned by DVPD	$21,357,786	240,455	16%	433
B	Sold properties with buy- back options or return is in process without paying off	11,516,477	130,394	9%	495
C	Properties with buy- back options transferred to SML in 2017 and 2018 *	7,538,313	86,251	6%	319
D	Sold properties without buy- back options	-	1,023,519	69%	1,926
Rental properties at cost		40,412,576	1,480,619	100%	3,173
Less: Accumulated depreciation		(19,868,892)
Rental properties, net		$20,543,684

As of December 31, 2019

Group	Description of Property	Cost in	In Square Feet	% of Total Square Feet	Unites
A	Owned by DVPD	$21,704,162	240,455	16%	433
B	Sold properties with buy- back options or return is in process without paying off	11,703,248	130,394	9%	495
C	Properties with buy- back options transferred to SML in 2017 and 2018 *	7,660,568	86,251	6%	319
D	Sold properties without buy- back options	-	1,023,519	69%	1,926
Rental properties at cost		41,067,978	1,480,619	100%	3,173
Less: Accumulated depreciation		(19,733,963)
Rental properties, net		$21,334,015

* See Note 11, Property Financing Agreement Payable

Depreciation expense for the rental properties was $220,943 and $233,070 for the three months ended June 30, 2020 and 2019 respectively, and $448,929 and $468,905 for the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, 1,023,519 square feet (95,088 square meters) of total rental properties (group D property), or 69% of rental properties were sold, which was the same as of December 31, 2019. These sold properties are owned by various unrelated individuals and entities. The majority of these properties were sold during the period from 1998 to 2012. Pursuant to the sale contracts, at the date of the sale, buyers obtained integrated legal ownership to the sold properties and assumed the significant risks and rewards of ownership of the property (had the ability to rent and sell the property at-will) while the Company received the payments of the purchase prices. These sales were considered final sales. The allocated carrying cost and land use rights costs were derecognized and gains or losses were recognized when the sales were completed.

As of June 30, 2020, DVPD owned 240,455 square feet (22,339 square meters) of total rental properties (group A property) (approximately 16%) with legal title, which was the same as of December 31, 2019. Rental properties are carried at cost, which includes allocated construction costs and allocated original purchased land use right costs. These properties were recorded under the caption of “rental properties”.

Among the properties owned by the Company, 200,747 square feet (18,650 square meters) of properties were used as collateral for a 390 million RMB Loan (approximately $54.9 million) and 22,098 square feet (2,053 square meters) were used as collateral for 50 million RMB Loan (approximately $7.0 million) and 23 million RMB Loan (approximately $3.2 million). (see Note 10, Bank Loans Payable)

Group B and Group C properties were properties sold to various unrelated individuals and entities with a buy-back option. The majority of these properties were sold during the period from 1998 to 2012. The vesting dates of the buy-back options ranged from 2014 to 2018. The Company has no legal title to these properties until the Company purchases back these properties upon the exercise of the buy-back option. The Company’s accounting policy is to treat these types of sales as a financing agreement. The cost of property sold has been measured under the caption of “rental property” in the consolidated financial statements and continue to be depreciated. The Company recorded the sales proceeds as “property financing agreements payable” in the consolidated financial statements and accrues the interest expense during the period of the lease. The interest rate is determined by the price spread of each unit’s sale price and re-purchase price, and the time span from the date of sale to the maturity date (last date to execute the option). At the date of repurchase, the amount of sales proceeds received plus interest accrued will be equal to the agreed purchase price. The Company will derecognize the liability at the earlier of (1) when the Company repurchases the property, (2) when the owner of the property and the Company reaches a settlement and the owner gives up the buy-back option, or (3) the expiration of the buy-back option. (See Note 10), Property Financing Agreement Payable for further information.

As of June 30, 2020, group B properties had 130,394 square feet (12,114 square meters), or 9% of total properties, which was the same as of December 31, 2019.

Pursuant to the SML financing agreement (see Note 10, Property Financing Agreement Payable), SML will negotiate with each individual property owner who exercised their option to request the Company to buy back the property on a case by case basis and pay an agreed upon price to the property owner. SML will acquire the title to the property and settle with the previous owner and extend the buy-back option to May 15, 2023. The Company will honor the buy-back agreements and agreed to pay the same purchase price stated in the original buy-back agreements. SML will also negotiate with lease back owners and settle the balance due that the Company owed to lease owners. The Company will pay interest at 8% per annum of the balance (buy-back price) owed to SML. As of June 30, 2020 and December 31, 2019, 86,251 square feet (8,013 square meters) of properties were owned by SML.

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

Expected future minimum rents to be received over the next few years from leases in effect as of June 30, 2020 are as follows:

For the Twelve Months Ending June 30,	Amount
(Unaudited)
2021	$75,318
2022	78,255
2023	29,839
Total	$183,412

NOTE 6 –PROPERTY AND EQUIPMENT

Property and equipment are composed of the following:

	Estimated Useful Life	June 30, 2020	December 31, 2019
		(Unaudited)
Rental property	45 years	$214,995	$218,482
Office equipment	3-5 years	315,449	319,359
Business machinery and equipment	5-10 years	2,897,610	2,944,603
Auto	5 years	24,182	24,574
Improvements	5-10 years	9,838,276	9,997,516
Total properties, machinery and equipment		13,290,512	13,504,534
Less: accumulated depreciation and amortization		(12,951,499)	(13,074,471)
Property and equipment, net		$339,013	$430,063

Depreciation expense was $39,184 and $56,756 for the three months ended June 30, 2020 and 2019, respectively; $84,341 and $113,426 for the six months ended June 30, 2020 and 2019, respectively.

NOTE 7 - INTANGIBLE ASSETS

Intangible assets consist of the software used in property management, which has a 5-year estimated useful life. The cost and related amortization are as follows:

Property Management Software	June 30, 2020	December 31, 2019
	(Unaudited)
Cost	$25,408	25,819
Less: accumulated depreciation	(10,489)	(8,179)
Intangible assets, net	$14,919	17,640

Amortization expense was $1,236 and $1,316 for the three months ended June 30, 2020 and 2019, respectively, $2,436 and $2,648 for the six months ended June 30, 2020 and 2019, respectively.

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

Due to the impact of the coronavirus pandemics, the Company has moved out of its New York office located in 424 Madison Avenue, New York, NY (the “Premise”) on February 28 2020. The lease between the landlord (the “Landlord”) and the Company, dated June 12, 2019 (the “Lease”), was to expire on August 31, 2022. On February 28, 2020, the Company entered into a surrender agreement with the Landlord to surrender possession of the premises prior to the natural expiration of the Lease term (the “Surrender Agreement”), pursuant to which, the Company shall remain liable for all obligations under the Lease until the Landlord re-rents the Premises, which the Landlord will attempt to do, in good faith. The Company also represents that the Landlord may draw down on the security deposit, which totals $85,215, to cover the rent, damages, and any other expenses. Judging by the current market condition in New York City and the ongoing stay-at-home order issued by the local government, the Company believes that the Landlord may not be able to re-rent the Premises and in such event, the Company will be liable for the remaining rent from March 1, 2020 to August 31, 2022, in an estimated amount of $425,000

On March 27, 2018, Sino Pride leased office space which expired on March 26, 2020. Due to the cost consideration, on August 15, 2019, Sino Pride terminated its old lease and moved to a new location. The lease is classified as an operating lease. At the lease commencement date, the Company recognized a right-of-use asset and a lease liability, which is the present value of the total lease payments discounted at 5.25% - a premium bank lending rate per annum at the date. The right-of-use asset is amortized over the term of lease. On March 4, 2020, Sino Pride terminated the lease. As of June 30, 2020, Sino Pride maintains no lease agreement in HK.

Lease Liability maturities as of June 30,

(Unaudited)
2021	$176,516
2022	171,741
2023	31,427
Total Lease Liability maturities	$379,684

Right of use (“ROU”) assets consist of the followings as of June 30, 2020 and December 31, 2019:

Right of Use Assets as of June 30, 2020

Lease Type	Property Group	Lease Units	ROU Assets	Accumulated Depreciation	ROU, Net
(Unaudited)
Operating lease - Rental	-	1	$491,853	$(143,405)	$348,448
Total		1	$491,853	$(143,405)	$348,448

Right of Use Assets as of December 31, 2019

Lease Type	Property Group	Lease Units	ROU Assets	Accumulated Depreciation	ROU, Net

Financing lease	B	1	$61,261	$(60,166)	$1,095
Operating lease - Rental	-	2	564,865	(81,782)	483,083
Total		3	$626,126	$(141,948)	$484,178

There were 0 and 6 lease-back leases that expired during the six months ended June 30, 2020 and the year ended December 31, 2019, respectively. The Company did not renew those leases.

Amortization of financing leases was $0 and $27,685 for the three months ended June 30, 2020 and 2019, respectively; $0 and $42,366 for the six months ended June 30, 2020 and 2019, respectively.

Lease expense was $47,122 and $139,956 for the three months ended June 30, 2020 and 2019, respectively; $120,122 and $322,475 for the six months ended June 30, 2020 and 2019, respectively.

The short-term rental lease expense included in lease expense was $10,749 and $44,214 for the three months ended June 30, 2020 and 2019, respectively; $31,110 and $141,169 for the six months ended June 30, 2020 and 2019, respectively.

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

On June 30, 2019, the Company signed a new loan agreement with ZKCZ to amend the loan amount from RMB 50,000,000 to RMB 75,000,000 (or $10.8 million) and extended the Maturity Date to September 30, 2020. At the request of the Company, ZKCZ has provided the Company a Promissory Note and payment plan related to the outstanding loan. Due to the impact of COVID-19, on July 27, 2020, the Company amended its agreement with ZKCZ to extend the original repayment date from September 30, 2020 to September 30, 2021.

From January 1, 2020 to June 30, 2020, ZKCZ has made payments of approximately RMB 14,000,000 or $1,972,000 back to the Company. The outstanding loan principal and accrued interest from ZKCZ was approximately $3.1 million and $1.2 million, respectively, at June 30, 2020. As of June 30, 2020, the Company has recorded a reserve allowance of RMB18,144,100 or $2,864,755 in the accompanying unaudited condensed consolidated financial statements.

NOTE 10 – BANK LOANS PAYABLE

The following table sets forth the Company’s loans payable as of June 30, 2020 and December 31, 2019:

	June 30,	December 31,
Harbin Bank Loans	2020	2019
	(Unaudited)
Interest at 5.88 per annum, payable 07/18/2027	$54,633,609	$55,519,644
Interest at 5.88 per annum, payable 07/19/2024	4,038,706	4,104,206
Interest at 6.50% per annum, payable 12/20/2018-In default	3,251,158	3,303,885
Interest at 6.50% per annum, payable 09/27/2019-In default	2,812,959	2,858,579
Interest at 6.50% per annum, payable 03/11/2020-In default	1,447,474	1,470,948
Paycheck Protection Program (“PPP”) Loan	114,970	-

Total Principal	66,298,876	67,257,262
Less:
unamortized debt issuance cost	(303,604)	(335,849)
Total Bank Loans Payable, net	$65,995,272	$66,921,413

On July 20, 2014, the Company’s subsidiaries, DVPD entered into a 10-year loan agreement (the “RMB 390 million Loan”) $55,128,350 (RMB 390,000,000 translated at June 30, 2020 exchange rate) long-term borrowing from Harbin Bank (the “Bank”). The loan was used for “repayment of other bank loans, repayment of shareholder loans and renovations”. The loan charges a floating rate of interest at 120% of the loan rate published by the People’s Bank of China for similar loans. Current benchmark rate for a business loan over 5 years is 4.9% per annum adjusted on October 24, 2015. The average interest rates were 5.91% and 5.88% for the three-month periods ended June 30, 2020 and 2019, respectively. Originally, the loan was to mature on June 19, 2024. On August 17, 2017, the Bank agreed to the following: (i) to extend the maturity date of the Loan from July 19, 2024 to July 18, 2027; (ii) to extend the initial monthly repayment date from August 20, 2017 to July 20, 2020, however, during the extended period, the Company has to repay principal of $70,677 (RMB 500,000) per quarter plus monthly interest; and (iii) add Mr. Alex Brown, the controlling shareholder and founder of VCI, as a joint and several guarantor. The loan agreement includes customary events of default, including DVPD’s failure to pay any principal or interest when due, becoming insolvent, or ceasing operations, or if there is a material adverse change in the assets, business, commitments, or prospects of DVPD. Upon the Bank’s declaration of an event of default under the Loan agreement, the Bank can demand payment in full of all outstanding principal and accrued interest. The RMB 390 million Loan balance was $54,633,609 (RMB 386,500,000 translated at June 30, 2020 exchange rate) and $55,519,644 (RMB 386,500,000 translated at December 31, 2019 exchange rate) as of June 30, 2020 and December 31, 2019, respectively.

The loan is secured substantially by 18,650 square meters (200,747 square feet) of rental properties owned by DVPD and guaranteed jointly by Sino Pride, DVPD, DVBM, and Mr. Alex Brown. If DVPD fails to fulfill the obligations of the relevant provisions of the RMB 390 million Loan agreement, each guarantor shall be liable and pay liquidated damages to the Bank. The damages are 20% of the principal amount of the loan.

According to the loan agreement with the Bank dated August 17, 2017, the Company had paid to the Bank the quarterly principal plus monthly interest through the first quarter of 2019. The Company, however, has not made such payment since April 2019, which can be considered as an event of default. As of June 30, 2020, accrued quarterly principal and interest totaled approximately $4.6 million (the “RMB 390 million Loan Balance Due”).

On March 24, 2015, DVPD entered into a loan agreement (the “RMB 50 million Loan”) for a $7,067,737 (RMB 50,000,000 translated at June 30, 2020 exchange rate) long-term borrowing from the Bank. The RMB 50 million Loan was used for renovations. The RMB 50 million Loan charges a floating rate of interest at 120% of the loan rate published by the People’s Bank of China. The current benchmark rate for a business loan over 5 years is 4.9% per annum adjusted on October 24, 2015. The average interest rates for the three-month periods ended June 30, 2020 and 2019 were 5.88% and 5.92%, respectively. The maturity date of the RMB 50 million Loan is July 19, 2024. The RMB 50 million Loan agreement includes customary events of default, including DVPD’s failure to pay any principal or interest when due, becoming insolvent, or ceasing operations, or if there is a material adverse change in the assets, business, commitments, or prospects of DVPD. Upon the Bank’s declaration of an event of default under the loan agreement, the Bank Loan can demand payment in full of all outstanding principal and accrued interest. The RMB 50 million Loan balance was $4,038,706 (RMB 28,571,429 translated at June 30, 2020 exchange rate) and $4,104,206 (RMB 28,571,429 translated at December 31, 2019 exchange rate) at June 30, 2020 and December 31, 2019, respectively.

The RMB 50 million Loan is secured substantially by 2,053 square meters (22,098 square feet) of rental properties owned by DVPD and guaranteed jointly by Sino Pride, DVPD and DVBM. If DVPD fails to fulfill the obligations of the relevant provisions of the Loan agreement, each guarantor shall be liable and pay liquidated damages to the Bank. The damages are 20% of the principal amount of the loan. The Company is required to make the principal and interest payments from April 20, 2015 through the Maturity Date. The Company, however, has not made such payment since April 2019, which can be considered as an event of default. As of June 30, 2020, the accrued principal and interest totaled approximately $1.2 million (the “RMB 50 million Loan Balance Due”).

On December 21, 2017, DVPD entered into a liquidity loan agreement (the “RMB 23 million Loan”) for a principal amount of $3,251,159 (RMB 23,000,000 translated at June 30, 2020 exchange rate) from Harbin Bank (the “Bank”) with interest at 6.5%, payable monthly. The RMB 23 million Loan is used for short term liquidity needs. On December 28, 2017, DVPD borrowed $1,696,257 (RMB 12,000,000 translated at June 30, 2020 exchange rate). The term of the loan was one year and was due on December 20, 2018. On January 19, 2018, DVPD borrowed an additional $1,554,902 (RMB 11,000,000 translated at June 30, 2020 exchange rate). DVPD may choose to extend the term of the loan after obtaining prior written consent from the Bank at least 15 days prior to the maturity date. Currently. The loan agreement includes customary events of default, including DVPD’s failure to pay any principal or interest when due, becoming insolvent, or ceasing operations, or if there is a material adverse change in the assets, business, commitments, or prospects of DVPD. Upon the bank’s declaration of an event of default under the loan agreement, the Bank can demand repayment in full of principal and accrued interest. The Loan also prohibits the payment of dividends. The RMB 23 million loan is secured by the same collateral as the RMB 50 million loan and is guaranteed jointly by DVBM and Sino Pride.

As the date of this Quarterly Report, the Company has not made the repayment and the loan is in default.

On September 27, 2018, DVPD borrowed $2,812,959 (RMB 19,900,000 translated at June 30, 2020 exchange rate) in a short-term loan from Harbin Bank (the “RMB 19.9 million Loan”). The loan requires interest at 6.50% per annum and expired on September 12, 2019. The use of loan proceeds is restricted to pay principal and interest amounts owed to Harbin Bank.

As of the date of this Quarterly Report, the Company has not made the repayment and the loan is in default.

On March 26, 2019, DVPD borrowed $1,447,473 (RMB 10,240,000 translated at June 30, 2020 exchange rate) in a short-term loan from Harbin Bank (the “RMB 10.24 million Loan”, together with the RMB 23 million Loan and RMB 19.9 million Loan, the “Liquidity Loan Balance Due”). The loan requires interest at 6.50% per annum and expires on March 11, 2020. The use of loan proceeds is restricted to pay principal and interest amounts owed to Harbin Bank.

As of the date of this Quarterly Report, the RMB 10.24 million Loan has been expired while the Company has not made the corresponding repayment.

As of the date of this Quarterly Report, the RMB 23 million Loan, RMB 19. 9M Loan, and RMB 10.24 million Loan have become due since the Company has not made the corresponding payment.

The weighted average interest rate for these loans was 6.50% per annum for the three months ended June 30, 2020 and 2019.

For the three months ended June 30, 2020 and 2019, interest expense incurred for the above loans, including amortization of debt issuance costs amounted to $988,295 and $1,055,274, respectively; $2,010,258 and $2,098,494 for six months ended June 30, 2020 and 2019, respectively.

The Bank and the Company are currently discussing potential refinancing to convert the principal and interests due, including the RMB 390 million Loan Balance Due, the RMB 50 million Loan Balance Due, and the Liquidity Loan Balance Due into a new loan and an additional liquidity loan in the amount of RMB 50 million (collectively, the “Refinancing Loans”). The collateral for the potential RMB 50 million loan will be the remaining values of same collateral for the RMB 390 million Loan and RMB 50 million Loan but ranking junior to the RMB 390 million Loan and RMB 50 million Loan. In addition, the Company has been negotiating with the Bank for a waiver of the penalty for late payment of related loan interest (the “Penalty Waiver”).   The Company has already submitted the application for the Refinancing Loans and request for the Penalty Waiver to the Bank and is awaiting the Bank’s approval. However, there is no assurance that such Refinancing Loans or Penalty Waiver will be approved by the Bank.

As of the date of this Quarterly Report, the Company is not aware that the Bank has declared an event of default or taken any legal action against it for defaulting on the RMB 23 million Loan, RMB 19.9 million Loan and RMB 10.24 million Loan. In the event that the Bank rejects its Refinancing Loan application and/or commences legal proceeding against it regarding the loans that are in default, the Company would have to pay a penalty of approximately $757,000 to the Bank. In addition, the Company may lose its collateralized assets which will cause a material adverse effect on its results of operations. Furthermore, if the collateral on those loans cannot satisfy its payment obligation, the Company may be forced to commence liquidation process if it does not have sufficient liquidity or cannot raise sufficient fund at that time, if any at all.

Debt Maturities

As of June 30, 2020, scheduled maturities of the Company’s outstanding bank loans were as follows:

Twelve months ending June 30,
(Unaudited)
2021	$7,104,086
2022	1,036,968
2023	1,036,968
2024	1,036,968
2025	1,036,967
Thereafter	54,919,949
Total debt maturities	66,183,906
Less: unamortized debt issuance costs	(303,604)
Plus: PPP loan	114,970
Total debt obligations	$65,995,272

NOTE 11 – PROPERTY FINANCING AGREEMENTS PAYABLE

Property financing agreements payable consists of the following as of June 30, 2020 and December 31, 2019.

	June 30, 2020	December 31, 2019
	(Unaudited)
Buy-back financing agreements - Group B properties	$42,010,214	$42,680,410
SML financing agreements - group C properties *	30,951,309	34,802,880
Less: unamortized SML financing cost		(18,509)
Total property financing agreements, net	$72,961,523	$77,464,781

* includes amount of lease-back payables transferred to SML plus accrued interest

Buy-back Financing Agreements

As of June 30, 2020, 216,230 square feet (20,127 square meters) of total properties (15%), which are included Group B and Group C properties-the properties transferred to SML) were sold to various unrelated individuals and entities with a buy-back option. The majority of these properties were sold in the period from 1998 to 2012. The date of buy-back options ranged from 2014 to 2018.

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

Detailed information on property buy-back financing agreements payable in group B as of June 30, 2020 and December 31, 2019 as follows.

	Units	Square Feet	Selling Price	Buy-Back Price	Property Financing Agreements Payable
(Unaudited)
June 30, 2020
Effective agreements	4	1,625	$444,757	$605,606	$588,856
Past due agreements	491	128,769	36,753,479	41,423,208	41,421,358
Total financing agreements	495	130,394	$37,198,236	$42,028,814	$42,010,214

December 31, 2019
Effective agreements	5	1,948	$533,965	$713,740	$686,960
Past due agreements	490	128,446	37,267,543	41,996,688	41,993,450
Total financing agreements	495	130,394	$37,801,508	$42,710,428	$42,680,410

The buy-back price is the price that Company has to pay when the owner of property exercises their option to have the Company buy-back the property. This price is stated in the buy-back agreement. Property financing agreements payable is the amount that the Company accrued as a liability as of the reporting date. At the date of maturity, property financing agreements payable will equal the buy-back price. As of June 30, 2020, the Company paid a total of $3,474,503 (RMB 24,197, 759) to the owners of property, which was recorded as a reduction of the Property Financing Agreement Payable in the accompanying consolidated financial statements.

Property financing agreements payable will be derecognized when the buy-back amount is fully paid. In the case of settlement, the remaining unpaid balance will be reclassified from buy-back payable to other payables. The amount recorded as buy-back payables reclassified to other payables was $4,086,077 and $4,152,344 as of June 30, 2020 and December 31, 2019, respectively.

Following table set forth the expiration of buy-back options (Group B properties) and the buy-back amount.

Future Expiration	Units	Buy-Back Amount
		(Unaudited)
Past due as of 06/302020	491	$41,423,208
6/30/2021	2	356,483
6/30/2022	2	249,123
Total	495	$42,028,814

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

The SML Agreement helped the Company to temporarily relieve part of pressure from disputes and expedite the settlements which will help Company to improve its credit and financial position so that the Company can focus on the Renovation. However, as of December 31, 2019, the Company has temporarily suspected the renovation projects due to its inability to raise the needed fund. SML has no relationship or affiliation with the Company other than the SML agreement. As of June 30, 2020, the properties with buy-back options totaled 319 units, 86,251 square feet (8,013 meters). From January 1, 2020 to June 30, 2020, the Company paid a total of RMB 30,961,059 ($4,376,492) to SML, which was recorded as a reduction of the Property Financing Agreement Payable in the accompanying consolidated financial statements. Acknowledging the impact of the outbreak of COVID-19, on January 15, 2020, the Company entered into a supplemental agreement with SML to extend the original repayment date from May 15, 2020 to May 15, 2023.

Amounts under the SML Agreement as of June 30, 2020 and December 31, 2019 consist of following:

	June 30, 2020	December 31, 2019
	(Unaudited)
Buy-back related cases: including historical buy-back remaining balance	$21,080,325	$25,869,672
Lease-back related cases: including historical lease-back payable remaining balance	3,956,001	4,020,158
Accrued interest payable to SML	5,914,983	4,913,051
Total SML financing agreements	$30,951,309	$34,802,881

NOTE 12 – Account Payable and accrued liabilities

Accounts payable and accrued liabilities consist of the following:

	June 30, 2020	December 31, 2019
	(Unaudited)
Accounts payable	$4,505,552	$3,461,758
Wages and employee benefits payable	599,078	679,189
Taxes payable*	1,035,621	806,380
VAT payable	910,684	745,935
Bank loan interest payable	5,181,432	3,245,679
Total accounts payable and accrued liabilities	$12,232,367	$8,938,941

* Taxes payable consist of the following:

	June 30, 2020	December 31, 2019
	(Unaudited)
Individual income taxes	$24,608	$27,150
Business taxes	187,825	169,336
Property and land use taxes	383,441	269,646
Tax penalties	336,643	247,732
Other surcharge and fees	103,104	92,516
Total	$1,035,621	$806,380

As of June 30, 2020 and December 31, 2019, the Company’s taxes payable includes property tax, land use right taxes, income tax, taxes related to rental and other taxes in the aggregate amount of $1,035,621 and $806,380, respectively. In accordance with Chinese tax authorities and tax laws, the Company accrued tax penalties payable of $336,643 and $247,732 as of June 30, 2020 and December 31, 2019, respectively.

NOTE 13 – LEASE LIABILITIES

Leases liabilities consisted of following as of June 30, 2020.

Lease Type	Property Group	Lease Units	Lease Payable
			(Unaudited)
Financing leases	D	2	17,768
Operating lease	Office rent	1	361,916
Total		3	$379,684

Leases liabilities consisted of following as of December 31, 2019.

Lease Type	Property Group	Lease Units	Lease Payable

Financing leases	B	1	$1,637
Financing leases	D	2	21,118
Operating lease	Office rent	2	498,509
Total		5	$521,264

For the six months ended June 30, 2020, no lease-back leases expired. For the year ended December 31, 2019, 5 lease-back leases expired. The Company did not renew those leases. The unpaid lease liability was recorded as “Other payables” in the accompanying consolidated financial statements. Accumulated unpaid lease-back liabilities were $5,431,553 and $5,529,680 as of June 30, 2020 and December 31, 2019, respectively.

For the financing leases, the Company did not process any cash payments for the six months ended June 30, 2020 and December 31, 2019 respectively. During the same periods, their respective weighted average remaining lease term was about one year whereas the lease liabilities resulting from right-to-use assets were $17,768 and $22,755. For the operating leases, the expense was $49,996 and $78,517 for the three-months periods ended June 30, 2020 and 2019, respectively; $92,537 and $156,972 for the six months ended June 30, 2020 and 2019, respectively. During the same periods, their respective weighted average remaining lease terms were about one year whereas the supplemental noncash on lease liabilities resulting from right-to-use assets were $361,916 and $498,509.

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

Lease expenses from financing and operating lease consisted of (i) amortization of the ROU asset; (ii) interest expense of the lease liability and (iii) other one-time payments due to settlement or late-payment reimbursement; (iv) lease-back expenses; and (v) rental expenses from the short-term leases. The Company incurred $0 and $27,685 of amortization of ROU assets for the three-month periods ended June 30, 2020 and 2019, respectively; $0 and $42,366 for the six months period ended June 30, 2020 and 2019, respectively. The Company incurred $0 and $1,170 of interest expense in connection with financing leases for the three-month periods ended June 30, 2020 and 2019, respectively; $0 and $1,973 for the six-month periods ended June 30, 2020 and 2019, respectively. Rental expense for the short-term leases was $10,749 and $44,214 for the three-month periods ended June 30, 2020 and 2019, respectively; $31,110 and $141,169 for the six months ended June 30, 2020 and 2019, respectively. Total lease expense was $47,122 and $139,956 for the three-month periods ended June 30, 2020 and 2019, respectively; $120,122 and $322,475 for the six-month periods ended June 30, 2020 and 2019, respectively.

Future minimum lease-back payables at June 30, 2020 were as follows:

For the twelve months ending	Lease Units*	Square Feet	Minimum Lease Payable
			(Unaudited)
June 30, 2021	1	108	$438
June 30, 2022	-	-	-
Total future minimum lease payable			$438

* Lease units represent total leases during the periods

New York’s office lease expires on August 31, 2022. The future minimum rental payments are as follows:

For the twelve months ending
(Unaudited)
June 30, 2021	$158,748
June 30, 2022	171,741
June 30, 2023	31,427
Total	$361,916

NOTE 14 – OTHER PAYABLES

Other payables consist of the following:

	June 30,	December 31,
	2020	2019
	(Unaudited)
Tenant deposits payable	2,390,284	2,624,528
Tenants escrow account	1,735,159	1,694,568
Guaranteed rent payable	278,435	282,950
Expired lease-back payable	5,431,553	5,529,680
Buy-back payable	4,086,077	4,152,344
Accrued liabilities for additional payable from litigation	4,666,945	4,742,632
Union, housing, heating and others	1,006,303	879,996
Total Other Payables	$19,594,756	$19,906,698

NOTE 15 – RELATED PARTY TRANSACTIONS

The Company has been financing its operations by borrowing funds from Sino Pride and DVDC, the holder of the 20% non-controlling equity interest of DVPD.

Loan payable to related party consists of following as of June 30, 2020 and December 31, 2019:

	June 30,	December 31,
	2020	2019
	(Unaudited)
Loan payable to DVDC	$10,425,760	$10,594,843
Due to related individual including major shareholder	1,956,818	1,339,948
Loan payable to related parties	$12,382,578	$11,934,791

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

Loan payable to DVDC was initiated in US dollars and related interest calculations are based on the principal in US dollars per the loan agreement. However, the loan agreement did not specify which currency will be used when the loan is repaid. Considering that DVDC is a Chinese entity and located in China, loan and interest payments must be denominated in RMB, therefore, RMB is the currency utilized to record the principal and interest payable. Any gain or loss resulting the translation of the financial statements will be recorded in “accumulated comprehensive income (loss)” section. RMB 109,356,000 loan payable to DVDC was translated from $13,200,000 US dollars at the historical rate.

Loan payable to DVDC consists of following at June 30, 2020 and December 31, 2019.

	June 30, 2020	December 31, 2019
	(Unaudited)
Loan principal	$13,200,000	$13,200,000
Advance payments for infrastructure construction	(5,685,747)	(5,685,747)
Other payable to DVDC	215,136	215,136
Net loan payable to DVDC	7,729,389	7,729,389
Foreign exchange effect	2,696,371	2,865,454
Net loan payable to DVDC	$10,425,760	$10,594,843

Accrued interest expense – related parties was $132,063 and $134,149 for the three months ended June 30, 2020 and 2019, respectively; $266,197 and $268,376 for the six months ended June 30, 2020 and 2019. Total accrued interest payable to related parties was $11,603,503 and $11,520,609 at June 30, 2020 and December 31, 2019, respectively.

Due to Related Individual

The spouse of our major shareholder provided working capital for our US office expenses. As of June 30, 2020, and December 31, 2019, the amount due to this individual was $1,956,818 and $1,339,948, respectively. The amount due earns no interest and is due on demand.

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

Loans, repayments and accrued interest payable to Sino Pride as of June 30, 2020 are as followed:

(Unaudited)
Loan Payable to Sino Pride
Loan balance at December 31, 2018	$13,503,748
Repayment in 2018	(200,000)
Repayment in 2019	-
Repayment in the six months ended June 30, 2020	-
Loan balance at June 30, 2020	$13,303,748

Interest Payable to Sino Pride
Interest payable at 12/31/2017	$7,451,973
Accrued interest in 2018	1,079,968
Accrued interest in 2019	1,079,083
Interest payable at December 31, 2019	9,611,024
Accrued interest in the six months ended June 30, 2020	539,540

Interest payable at June 30, 2020	$10,150,564

The above inter-company loan payable of $13,303,748 and $13,303,748, and accrued interest payable of $10,150,564 and $9,611,024 at June 30, 2020 and December 31, 2019, respectively, have been eliminated in the accompanying consolidated financial statements. The interest expense of $535,374 and $540,713 for the six months ended June 30, 2020 and 2019, respectively, have been eliminated in the accompanying consolidated financial statements.

Loan Payable to Shareholder/Due to Shareholder

Due to shareholder represents the investment amount that Sino Pride received from its former shareholders, which was assigned to the Company’s current major shareholder, Mr. Alex Brown. Loan payable to shareholder was $66,396,293 and $65,931,644, respectively, at June 30, 2020 and December 31, 2019. During the six months ended June 30, 2020 and 2019, Mr. Alex Brown advanced $673,578 and $949,420 to the Company, respectively. The balance due to shareholder bears no interest and is payable on demand. If the interest was calculated at 3.25% (June 2020 US (Fed) Prime rate) for the loan payable to shareholder, the balance for interest expense would have been approximately $1.1 million and $1.1 million for the six months ended June 30, 2020 and December 31, 2019, respectively.

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

As of June 30, 2020 and December 31, 2019, DVPD, DVBM and Sino Pride had a combined net foreign operating loss carry forwards of approximately $10.2 million, translated at June 30, 2020 exchange rate, and $7.8 million, translated at December 31, 2019 exchange rate, respectively that may be available to reduce future years’ taxable income. These foreign losses may not offset US income taxes in the future. Management believes that it appears more likely than not that the Company will not realize these tax benefits.

As of June 30, 2020 and December 31, 2019, VCM had approximately $3.3 million and $2.7 million net operating loss carryforwards, respectively. In the U.S net operating losses incurred prior to December 31, 2017, can be carried forward 20 years. Under the TCJA, net operating losses can be carried forward indefinitely. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Act (CARES Act), was signed into law, which made significant changes to the Net Operating Loss (NOL) carryback rules, for both individuals and businesses. Under the TCJA, for tax years beginning in 2018 and thereafter, NOL carrybacks are not allowed. Rather, NOLs are carried forward indefinitely but limited to 80 percent of taxable income.

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

At June 30, 2020 and December 31, 2019, deferred tax assets consisted of:

	June 30,	December 31,
	2020	2019
	(Unaudited)
Net operating loss carryforwards
Foreign operations	$15,761,137	$13,366,178
US operations	700,439	560,079
Valuation allowance	(16,461,576)	(13,926,257)
Deferred tax assets - net	$-	$-

The valuation allowance was increased by $2,535,319 and $1,815,795 for the six months ended June 30, 2020 and 2019, respectively.

The provision for income taxes for the six months ended June 30, 2020 and 2019 are summarized as follows:

	June 30,	June 30,
	2020	2019
	(Unaudited)
Current	$-	$-
Deferred	1,037,152	1,815,795
Change in valuation allowance	(1,037,152)	(1,815,795)
Total	$-	$-

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

NOTE 18 - STATUTORY RESERVE

Pursuant to the PRC law, entities must make appropriations from after-tax profits to a non-distributable “statutory surplus reserve fund”. Subject to certain cumulative limits, the “statutory surplus reserve fund” requires annual appropriations of 10% of after-tax profit until such appropriations reach 50% of the registered capital (as determined under accounting principles generally accepted in the PRC (“PRC GAAP”) at each yearend). DVPD and DVBM have not made any appropriations to the statutory reserve as of June 30, 2020 and June 30, 2019, as DVPD and DVBM have not yet generated any after-tax profits.

NOTE 19 – NONCONTROLLING INTEREST

Noncontrolling interest represents DVDC’s 20% equity ownership interest in DVPD and DVPD’s operating results including its 5% equity ownership interest in DVBM. Non-controlling interest consisted of the following as of June 30, 2020 and December 31, 2019:

	June 30, 2019	December 31, 2019
	(Unaudited)
Noncontrolling interest at beginning of the period	$(43,033,931)	$(42,242,097)
Net loss	(334,132)	(1,495,208)
Foreign currency translation adjustment	(137,015)	436,517
Noncontrolling interest at end of the period	$(43,505,078)	$(43,300,788)

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

Legal Proceedings

As of June 30, 2020, the Company had property financing agreements payable of $72,961,523, lease liabilities payable of $17,768, lease-back payables past due of $5,431,553, guaranteed rent payable of $278,435, and unpaid balances in connection with property buy-backs of $4,086,077. As of June 30, 2020, there were total of 579 lawsuits against the Company in Dalian City, China. Litigants claimed that the Company did not buy back the property pursuant to the sales contract or the Company did not pay the lease-back rental payments on time. These claims amounted to $24,580,425 (RMB 173,891,761 translated at the June 30, 2020 exchange rate). These payables were included in and reported under the caption of “Property financing agreements payable”, “Lease liabilities payable” and “Other payables”. In connection with the progress of these cases, the Company accrued $4,666,944 for possible extra litigation charges. The Company records the related attorney fees when invoiced. The attorney fees in connection with these cases was $1,212 and $0 for the three months ended June 30, 2020 and 2019, respectively; $8,863 and $13,900 for the six months ended June 30, 2020 and 2019, respectively.

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

To deal with the litigation issues, the Company has worked with the plaintiffs and other owners of the lease-back property. At the same time, SML has helped to resolve the litigation cases. The progress, however, has been very slow. As of the date of this Quarterly Report, the Company’s task group and SML have collectively resolved a total of 565 cases out of which 9 cases were resolved during the six months ended June 30, 2020.

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

These individuals have not yet returned the loans back to Harbin Bank, which exposes the Company to a loss if the individuals are insolvent and fail to repay the bank loans. On December 30, 2019, the Company entered into three separate Repayment Agreements with these individuals. The agreements stipulate that these three individuals have to either pay back the loan of RMB 5 million to the bank or provide their own collateral so as to release the Company’s property by December 31, 2020. In addition, the agreements require these three individuals pay RMB 50,000 to the Company by May 31, 2020 along with other penalty clauses if these three individuals fail to abide by the agreements. In May 2020, these three individuals made the payments of RMB 50,000 to the Company. The Company has a risk of losing these properties if these individuals are not able to repay these bank loans.

NOTE 21 – CONCENTRATION OF CREDIT RISK

The Company maintains cash balances in various banks in China and the Special Region of Hong Kong. Per regulation of PRC, the maximum insured for each bank deposit amount is approximately $72,700 (RMB 500,000) for each financial institution. As of June 30, 2020, the Company’s uninsured cash balance was approximately $26,590.

The Company receives rental and management fee income from approximately 700 tenants. Revenue from the top ten tenants accounted for 15.51% and 19.72% of total revenue, for the six months ended June 30, 2020 and 2019, respectively, no individual tenant’s revenue accounts for more than 10% of the total revenue in the above periods. Accounts receivable from the top ten tenants accounts was 12.74% and 12.6% as of June 30, 2020 and December 31, 2019 respectively.

NOTE 22 - SUBSEQUENT EVENTS

Lawsuits

Subsequent to June 30, 2020, 4 new lawsuits with new claims amounting to $518,594 were filed against the Company. As of August 10, 2020, there were a total of 583 lawsuits against the Company in Dalian City, China. Litigants claimed that the Company did not buy back the properties pursuant to the sales contracts or the Company did not pay the promised lease-back rental payments on time. These claims amounted to $25,099,019 (RMB174,209,782). Management believes that the amount claimed by these litigants approximates the amount that the Company has already recorded under the caption of “Property financing agreements payable”,” Lease liabilities payable” and “Other payables” in the accompanying unaudited condensed consolidated financial statements.

Claims of Lawsuits as of August 10, 2020

	Store Unit	Square Feet	Claimed Amount
(Unaudited)
Property buy-back related issues	242	51,870	$20,052,852
Leases and lease back related issues	244	47,721	2,910,003
Other issues	97	5,348	2,136,164
Total	583	104,939	$25,099,019

As of August 10, 2020, the Company settled the following cases.

Total Resolved Cases
(Unaudited)
Property buy-back related issues	239
Leases payment related issues	243
Other issues	83
Total resolved cases	565

To deal with the litigation issues, the Company has worked with the plaintiffs and other owners of the lease-back property. At the same time, SML has helped to resolve the litigation cases. The progress, however, has been very slow. As of the date of this Quarterly Report, the Company’s task group and SML have collectively resolved a total of 565 cases.

Impact of COVID-19

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (“COVID-19”) and the risks to the international community as the virus spread globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally.

Many uncertainties remain regarding the COVID-19 pandemic, and it is impossible at this time to predict the full economic impact and the impact on our business. Since the Company primarily engages in the business of the multi-functional shopping center are located in Dalian, Liaoning, China, the COVID-19 pandemic is expected to lead to a significant impact on our business operations. In late January 2020, the Dalian government released a stop order on all activities that involved gathering, including a temporary suspension of shopping malls. As a result, all retailors and service providers of our shopping center were shut down until further notice, subject to the containment of the COVID-19. The Company’s Dalian office resumed business since March 5, 2020. However, our business was and has continued to be adversely impacted by COVID-19. We have much less traffic in our shopping mall and less tenants after the reopening due to the concern of the virus. In wake of the impact on local market conditions and the economic environment by COVID-19, the Company temporarily suspended the Renovation. Consequently, the pandemics has negatively impacted our operating revenue during the first and second quarter of 2020, and the Company believes the negative impact on revenue will continue throughout year 2020. We continue to monitor and evaluate these and other developments with respect to the COVID-19 pandemic, though we cannot guarantee that any measures we take in response thereto will be entirely effective or effective at all. In addition, the continued negative impact of the pandemic could cause the Company to incur future impairment charges to the value of its properties.

On March 27, 2020, President Trump signed into law the “Coronavirus Aid, Relief, and Economic Security Act” (“CARES ACT”). The Company is evaluating the impact, if any, that the CARES Act may have on the Company’s future operations, financial position, and liquidity in fiscal year 2020.

On June 5, 2020, President Trump signed into law the Paycheck Protection Program Flexibility Act (PPPFA) in an attempt to address many concerns expressed by the small business community around the Paycheck Protection Program (PPP) aimed at providing COVID-19 relief.

PPPFA specifies that 60% of the loan needs to be used for employee payroll and the remaining 40% for rent and utilities related expense. PPPFA grants a 24-weeks for the Company to use the funds. If the loan is used exclusively for the above qualified expenses, the loan will be forgiven. In May, 2020, the Company received a PPP loan from the government in the amount of $114,970.

As of the date hereof, the Company is still closely monitoring the fluid and rapidly evolving situation of COVID-19 and manages to maintain the operation of its business.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial for the six months ended June 30, 2020 and 2019 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. See “Cautionary Note Concerning Forward-Looking Statements” on page ii.

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

The following table summarizes ownership of Dalian Victory Plaza Shopping Center as of June 30, 2020:

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

Factors That May Influence our Future Results

We generate our revenues primarily from rental and management fee income from tenants under existing leases at Victory Plaza. The management fee income includes the charges mainly for property management, maintenance and repair, and security, and is recognized over the terms of the leases. The amount of rental income and management fee income we receive is primarily dependent on our ability to maintain or increase rental rates and occupancy rates of our property. Factors that could affect our rental income include (i) changes in the economic environment; (ii) local competition from other shopping facilities similar to our shopping mall; (iii) the attractiveness of rental space; (iv) the financial stability of our tenants; (v) trend of market rental rates; (vi) the development of local transportation and (vii) the outbreak of highly contagious disease like the COVID-19 virus.

Results of Operations

Comparison of Results of Operations for the Three Months Ended June 30, 2020 and 2019

Revenues

Our revenues, which consist of property rentals, property management fees and other income, were $1,626,403 for the three months ended June 30, 2020, compared to $2,198,140 for the three months ended June 30, 2019, a decrease of $571,737, or 26%.

	For the Three Months Ended June 30,
	2020	2019	$ change	% change
Revenues
Rental income	$505,475	$782,784	$(277,309)	-35%
Management fee income	1,007,455	1,216,510	(209,055)	-17%
Other income	113,473	198,846	(85,373)	-43%
Total revenues	1,626,403	2,198,140	(571,737)	-26%

Rental income was $505,475 for the three months ended June 30, 2020, a decrease of $277,309, or 35%, compared to rental income of $782,784 for the three months ended June 30, 2019. The decrease in rental income was primarily due to the decrease in occupancy rates and lower charges per square foot. The occupancy rate was 54% at the end of June 2019, compared to 39% for the six months ended June 30, 2020. The decrease in the occupancy was adversely impacted by the outbreak of the pandemic.

Management fee income for the three months ended June 30, 2020 was $1,007,455, a decrease of $209,055, or 17%, compared to the management fee income of $1,216,510 for the three months ended June 30, 2019. The decrease in management fee income was primarily due to the reduction in occupancy rate.

Other income, consisting mainly of incomes and associated costs from utilities, for the three months ended June 30, 2020 was $113,473, a decrease of $85,373, or 43%, compared to the other income of $198,846 for the three months ended June 30, 2019. The decrease in other income was primarily due to the adverse effect of the coronavirus pandemic and the decrease in utility income because of lower occupancy rate.

Operating Expenses

	For the Three Months Ended June 30,
	2020	2019	$ change	% change
Operating expenses
Selling expenses	$968,851	$1,105,399	$(136,548)	-12%
Depreciation and amortization	268,462	326,355	(57,893)	-18%
Payroll and payroll related expenses	296,756	519,648	(222,892)	-43%
Business taxes	136,067	135,379	688	1%
Lease expenses	47,122	139,956	(92,834)	-66%
Other general and administrative expenses	184,318	3,674,625	(3,490,307)	-95%
Total operating expenses	$1,901,576	$5,901,362	$(3,999,786)	-68%

Selling expenses were $968,851 for the three months ended June 30, 2020, a decrease of $136,548, or 12%, compared to $1,105,399 for the three months ended June 30, 2019. The decrease in selling expenses for the three months ended June 30, 2020 was primarily due to the decrease in occupancy rate, resulting in the reduction in labor salaries, maintenance, and repairs.

Depreciation and amortization expenses were $268,462 for the three months ended June 30, 2020, a decrease of $57,893, or 18%, compared to depreciation and amortization expenses of $326,355 for the three months ended June 30, 2019. The decrease in depreciation and amortization expenses was primarily due to the expiration of leases and de-recognition of right-of-use (“ROU”) assets for the year ended December 31, 2019 resulting in lower depreciation and amortization for the three months ended June 30, 2020.

Payroll and payroll related expenses were $296,756 for the three months ended June 30, 2020, a decrease of $222,892, or 43%, compared to payroll and payroll related expenses of $519,648 for the three months ended June 30, 2019. The decrease in payroll and payroll related expenses were primarily due to the reduction of approximately $163,000 in employee salary expense and $30,000 in Director’s remuneration in our Hong Kong office. As of June 30, 2020, the number of employees in HK has been reduced from 14 to 4 employees. Post pandemic also caused a reduction of DVBM’s salary in the amount of approximately $23,000 compared to the same period in 2019.

Business taxes consists of value added tax (“VAT”), taxes related to rental, property tax, land use rights tax and other surcharges and fees. Business taxes was $136,067 for the three months ended June 30, 2020, an increase of $688, or 1%, compared to business taxes of $135,379 for the three months ended June 30, 2019.

Lease expense from operating and financing lease includes lease-back expenses, lease payments due to settlement to the property owners, interest, amortization, and rental expenses from the short-term leases. Lease expense was $47,122 for the three months ended June 30, 2020, a decrease of 92,834 or 66%, compared to $139,956 for the three months ended June 30, 2019. The decrease in lease expense was primarily due to the close of the more expensive rental office in Hong Kong during August 2019.

Other general and administrative expenses were $184,318 for the three months ended June 30, 2020, a decrease of $3,490,307, or 95%, compared to other general and administrative expenses of $3,674,625 for the three months ended June 30, 2019. The decrease in other general and administrative expenses was primarily due to the recording of the bad debt allowances of approximately $3.3 million for DVPD and DVBM during the second quarter of 2019.

Other Income (Expenses)

	For the Three Months Ended June 30,
	2020	2019	$ change	% change
Other income (expenses)
Interest income	$124,674	$207,878	$(83,204)	-40%
Interest - loans	(988,295)	(1,055,274)	66,979	-6%
Interest - ROU and other capitalized liabilities	(507,287)	(649,039)	141,753	-22%
Interest - related parties	(132,259)	(134,180)	1,921	-1%
Gain (loss) from foreign currency transactions	90,381	(524,372)	614,753	-117%
Other income	31,587	7,399	24,176	326%
Total other income (expenses), net	$(1,381,198)	$(2,147,588)	$766,390	-36%

Interest income was $124,674 for the three months ended June 30, 2020, a decrease of $83,204, or 40%, compared to interest income of $207,878 for the three months ended June 30, 2019. The decrease in interest income mainly resulted from lower loan receivables, as ZKCZ repaid approximately $1.1 million to the Company during the three months ended June 30, 2020.

Interest – loans was $988,295 for the three months ended June 30, 2020, a decrease of $66,979, or 6%, compared to $1,055,274 for the three months ended June 30, 2019.

Interest – ROU and other capitalized liabilities was $507,287 for the three months ended June 30, 2020, a decrease of $141,753 or 22%, compared to $649,039 for the three months ended June 30, 2019. The decrease in interest expense mainly resulted from lower long-term liability, because the Company made payments of approximately RMB15 million, $2.1 million, to SML during the three months ended June 30, 2020.

Interest – related parties was $132,259 for the three months ended June 30, 2020, a decrease of $1,921, or 1%, compared to $134,180 for the three months ended June 30, 2019.

Gain from foreign currency transactions was $90,381 for the three months ended June 30, 2020, an increase of $614,753, or 117%, compared to a loss of $524,372 for the three months ended June 30, 2019. The variance was due mainly to change in the exchange rate from RMB to USD.

The unpaid loan balance to Sino Pride, a related party, was approximately $13.3 million. This loan and related interest payable are denominated in US dollars. The Company uses the bank spot exchange rate to record proceeds and repayments in RMB on the Company’s books. By the end of the period, the loan balance and interest payable in US dollars is translated to RMB recorded on Company’s books. The gain or loss will be recognized in the statements of operations. $90,381 currency exchange gain in the three months ended June 30, 2020 was primarily due to the change of US$/RMB rate. As of June 30, 2020, one US dollar translated to RMB 7.0744, while at June 30, 2019, one US dollar translated to RMB 6.8704. Exchange loss means that the Company needs more RMB to repay the loan and interest payable denominated in the US dollar due to the change of the exchange rate.

As a result of the above-mentioned discussion, the Company’s net loss was $1,656,371 for the three months ended June 30, 2020, a decrease of $4,194,439, or 72%, compared to net loss of $5,850,810 for the three months ended June 30, 2019.

Comparison of Results of Operations for the Six Months Ended June 30, 2020 and 2019

Revenues

Our revenues, which consist of property rentals, property management fees and other income, were $3,114,406 for the six months ended June 30, 2020, compared to $4,384,645 for the six months ended June 30, 2019, a decrease of $1,270,239, or 29%.

	For the Six Months Ended June 30,
	2020	2019	$ change	% change
Revenues
Rental income	$974,462	$1,567,497	$(593,035)	-38%
Management fee income	1,911,601	2,480,448	(568,847)	-23%
Other income	228,343	336,700	(108,357)	-32%
Total revenues	3,114,406	4,384,645	(1,270,239)	-29%

Rental income was $974,462 for the six months ended June 30, 2020, a decrease of $593,035, or 38%, compared to the rental income of $1,567,497 for the six months ended June 30, 2019. The decrease in rental income was primarily due to the decrease in occupancy rates and lower charges per square foot. The occupancy rate was 54% at the end of June 2019, compared to a 39% for the six months ended June 30, 2019. From a short-term perspective, the decrease in the occupancy rate was adversely impacted by the coronavirus pandemic.

Management fee income for the six months ended June 30, 2020 was $1,911,601, a decrease of $568,847, or 23%, compared to the management fee income of $2,480,448 for the six months ended June 30, 2019. The decrease in management fee income was also primarily due to the reduction in occupancy rate as mentioned above. For DVBM, the office remained closed until March 5, 2020, which further negatively impacted the income from management fees.

Other income, consisting primarily of income and associated costs from utilities, for the six months ended June 30, 2020 was $228,343, a decrease of $108,357, or 32%, compared to the other income of $336,700 for the six months ended June 30, 2019. The decrease in other income was primarily due to the adverse effect of the coronavirus pandemic and the decrease in utility income because of lower occupancy rate.

Operating Expenses

	For the Six Months Ended June 30,
	2020	2019	$ change	% change
Operating expenses
Selling expenses	$1,894,867	$2,348,808	$(453,941)	-19%
Depreciation and amortization	553,882	646,330	(92,448)	-14%
Payroll and payroll related expenses	627,284	1,027,325	(400,041)	-39%
Business taxes	232,915	264,843	(31,928)	-12%
Lease expenses	120,122	322,475	(202,353)	-63%
Other general and administrative expenses	342,886	4,014,901	(3,672,015)	-91%
Total operating expenses	$3,771,956	$8,624,682	$(4,852,726)	-56%

Selling expenses were $1,894,867 for the six months ended June 30, 2020, a decrease of $453,941, or 19%, compared to $2,348,808 for the six months ended June 30, 2019. The decrease in selling expenses for the six months ended June 30, 2020 was primarily due to the lower occupancy rate. As a result, the Company noted a decrease in cleaning fees, utilities, and office expenses.

Depreciation and amortization expenses were $553,882 for the six months ended June 30, 2020, a decrease of $92,448, or 14%, compared to depreciation and amortization expenses of $646,330 for the six months ended June 30, 2019. The decrease in depreciation and amortization expenses was primarily due to the expiration of leases and de-recognition of right-of-use (“ROU”) assets during the year ended December 31, 2019 resulting in lower depreciation and amortization for the six months ended June 30, 2020

Payroll and payroll related expenses were 627,284 for the six months ended June 30, 2020, a decrease of $400,041, or 39%, compared to payroll and payroll related expenses of $1,027,325 for the six months ended June 30, 2019. The decrease in payroll and payroll related expenses were primarily due to the reduction of approximately $310,000 in employee salary and $60,000 in Director’s remuneration in our Hong Kong office. Post pandemic caused a decreased number of staff in DVBM resulting in a reduction of approximately $61,000 in salary expense for the six months of 2020 compared to the same period in 2019.

Business taxes consists of value added tax (“VAT”), taxes related to rental, property tax, land use rights tax and other surcharges and fees. Business taxes was $232,915 for the six months ended June 30, 2020, a decrease of $31,928, or 12%, compared to business taxes of $264,843 for the six months ended June 30, 2019. The decrease in business taxes resulted primarily from the decrease in local and property taxes and tax penalties.

Lease expense from operating and financing lease includes lease-back expenses, lease payments due to settlement to the property owners, interest, amortization, and rental expenses from the short-term leases. Lease expense was $120,122 for the six months ended June 30, 2020, a decrease of $202,353 or 63%, compared to $322,475 for the six months ended June 30, 2019. The decrease in lease expense was primarily due to the close of the more expensive rental office in Hong Kong during August 2019.

Other general and administrative expenses were $342,886 for the six months ended June 30, 2020, a decrease of $3,672,015, or 91%, as compared to other general and administrative expenses of $4,014,901 for the six months ended June 30, 2019. The decrease in other general and administrative expenses was primarily because the Company recorded a bad debt allowance of approximately $3.3 million in the second quarter of 2019. In addition, the Company incurred approximately $198,000 of professional fees including auditing, accounting, legal, and recruiting fees for the six months ended June 30, 2020 as compared to approximately $447,000 for the same period in 2019.

Other Income (Expenses)

	For the Six Months Ended June 30,
	2020	2019	$ change	% change
Other income (expenses)
Interest income	$272,527	$378,484	$(105,957)	-28%
Interest - loans	(2,010,258)	(2,098,494)	88,236	-4%
Interest - ROU and other capitalized liabilities	(1,089,015)	(1,316,047)	227,032	-17%
Interest - related parties	(266,393)	(268,376)	1,983	-1%
Gain (loss) from foreign currency transactions	(367,986)	18,358	(386,344)	-2104%
Other income	37,842	9,370	28,472	304%
Total other income (expenses), net	$(3,423,283)	$(3,276,705)	$(146,578)	4%

Interest income was $272,527 for the six months ended June 30, 2020, a decrease of $105,957, compared to interest income of $378,484 for the six months ended June 30, 2019. The decrease in interest income resulted mainly from lower loan receivables, because ZKCZ repaid approximately $2 million to the Company during the six months ended June 30, 2020.

Interest – loans was $2,010,258 for the six months ended June 30, 2020, a decrease of $88,236, or 4%, compared to $2,098,494 for the six months ended June 30, 2019.

Interest – ROU and other capitalized liabilities was $1,089,015 for the six months ended June 30, 2020, a decrease of $227,032, or 17%, compared to $1,316,047 for the six months ended June 30, 2019. The decrease in interest expense resulted primarily from lower long-term liability, as the Company made payments of approximately RMB 30 million or $4.3 million to SML during the six months ended June 30, 2020.

Interest – related parties was $266,393 for the six months ended June 30, 2020, a decrease of $1,983 or 1%, compared to $268,376 for the six months ended June 30, 2019.

Loss from foreign currency transactions was $367,986 for the six months ended June 30, 2020, compared to a gain of $18,358 for the six months ended June 30, 2019. The variance was due mainly to change in the exchange rate from RMB to USD.

The unpaid loan balance to Sino Pride, a related party, was approximately $13.3 million. This loan and related interest payable are denominated in US dollars. The Company uses the bank spot exchange rate to record proceeds and repayments in RMB on the Company’s books. By the end of the period, the loan balance and interest payable in US dollars is translated to RMB recorded on Company’s books. The gain or loss will be recognized in the statements of operations. $367,986 currency exchange loss in the six months ended June 30, 2020 was primarily due to the change of US$/RMB rate. As of June 30, 2020, one US dollar translated to RMB 7.0744 while at June 30, 2019, one US dollar translated to RMB 6.8704. Exchange loss means that the Company needs more RMB to repay the loan and interest payable denominated in the US dollar due to the change of the exchange rate.

As a result of the above-mentioned discussion, the Company’s net loss was $4,080,833 for the six months ended June 30, 2020, a decrease of $3,435,909, or 46%, compared to a net loss of $7,516,742 for the six months ended June 30, 2019.

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

The Company had cash and cash equivalents of $176,667 and $122,884 as of June 30, 2020 and December 31, 2019, respectively. Most of the Company’s funds are kept in financial institutions in China. The Company is subject to the regulations of the PRC, which restrict the transfer of cash from China, except under certain circumstances. Accordingly, such funds may not be readily available to satisfy obligations which are outside the PRC.

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

On June 30, 2019, the Company signed a new loan agreement with ZKCZ to amend the loan amount from RMB 50,000,000 to RMB 75,000,000 (or $10.8 million) and extended the Maturity Date to September 30, 2020. At the request of the Company, ZKCZ has provided the Company a Promissory Note and payment plan related to the outstanding loan. Due to the impact of COVID-19, on July 27, 2020, the Company amended its agreement with ZKCZ to extend the original repayment date from September 30, 2020 to September 30, 2021.

From January 1, 2020 to June 30, 2020, ZKCZ has made payments of approximately RMB 14 million or $2 million back to the Company. The outstanding loan principal and accrued interest from ZKCZ was approximately $3.1 million and $1.2 million, respectively, as of June 30, 2020. As of June 30, 2020, the Company has recorded a reserve allowance of RMB 18,144,100 or $2,592,014 in the accompanying unaudited condensed consolidated financial statements.

On July 20, 2014, the Company’s subsidiary, DVPD entered into a 10-year loan agreement (the “RMB 390 million Loan”) $55,128,350 (RMB 390,000,000 translated at the June 30, 2020 exchange rate) long-term borrowing from Harbin Bank (the “Bank”). The RMB 390 million Loan was used for “repayment of other bank loans, repayment of shareholder loans and renovations”. The RMB 390 million Loan charges a floating rate of interest at 120% of the loan rate published by the People’s Bank of China for similar loans. The current benchmark rate for a business loan over 5 years is 4.9% per annum adjusted on October 24, 2015. The effective interest rate was 5.91% and 5.88% for the first six months ended June 30, 2020 and 2019. Originally, the RMB 390 million Loan was to mature on June 19, 2024. On August 17, 2017, the Bank agreed to the following: (i) to extend the maturity date of the RMB 390 million Loan from July 19, 2024 to July 18, 2027; (ii) to extend the initial monthly repayment date from August 20, 2017 to August 20, 2020, however, during the extended period, the Company has to repay principal of $70,677 (RMB 500,000 translated at June 30, 2020 exchange rate) per quarter plus monthly interest; and (iii) add Mr. Alex Brown, our controlling shareholder and founder of VCI, as a joint and several guarantor. The RMB 390 million Loan agreement includes customary events of default, including DVPD’s failure to pay any principal or interest when due, becoming insolvent, or ceasing operations, or if there is a material adverse change in the assets, business, commitments, or prospects of DVPD. Upon the Bank’s declaration of an event of default under the Loan agreement, they can demand payment in full of all outstanding principal and accrued interest. The RMB 390 million Loan balance was $54,633,609 (RMB 386,500,000) as of June 30, 2020.

The RMB 390 million Loan is secured substantially by the 18,650 square meters (200,747 square feet) of rental properties owned by DVPD and guaranteed jointly by Sino Pride, DVPD, DVBM, and Mr. Alex Brown. If DVPD fails to fulfill the obligations of the relevant provisions of the RMB 390 million Loan agreement, each guarantor shall be liable and pay liquidated damages to the Bank.

According to the loan agreement with the Bank dated August 17, 2017, the Company had paid to the Bank the quarterly principal plus monthly interest through the first quarter of 2019. As of June 30, 2020, the accrued principal and interest totaled approximately $4.6 million (the “RMB 390 million Loan Balance Due”).

On March 24, 2015, DVPD entered into a loan agreement with the same Bank for $7,067,737 (RMB 50,000,000 translated at June 30, 2020 exchange rate) (the “RMB 50 million Loan”). The RMB 50 million Loan was used for Renovation. The RMB 50 million Loan charges a floating rate of interest at 120% of the loan rate published by the People’s Bank of China. The current benchmark rate for a business loan over 5 years is 4.9% per annum adjusted on October 24, 2015. The effective interest rate for the six months ended June 30, 2020 and 2019 was 5.88% and 5.89% respectively. The maturity date of the RMB 50 million Loan is July 19, 2024. The RMB 50 million Loan Agreement includes customary events of default, including DVPD’s failure to pay any principal or interest when due, becoming insolvent, or ceasing operations, or if there is a material adverse change in the assets, business, commitments, or prospects of DVPD. Upon the Bank’s declaration of an event of default under the loan agreement, the Bank Loan can demand payment in full of all outstanding principal and accrued interest. The RMB 50 million Loan balance was $4,038,706 (RMB 28,571,429) as of June 30, 2020.

The RMB 50 million Loan is secured substantially by the 2,053 square meters (22,098 square feet) of rental properties owned by DVPD and guaranteed jointly by Sino Pride, DVPD and DVBM. If DVPD fails to fulfill the obligations of the relevant provisions of the Loan agreement, each guarantor shall be liable and pay liquidated damages to the Bank. The damages are 20% of the principal amount of the loan. The Company is required to make the principal and interest payments from April 20, 2015 through the Maturity Date.

According to the loan agreement with the Bank dated March 24, 2015, the Company had paid to the Bank the principal plus related monthly interest through the first quarter of 2019. The Company, however, has not paid the principle and interest since April 2019 which can be considered as an event of default. As of June 30, 2020, the accrued principal and interest totaled approximately $1.2 million (the “RMB 50 million Loan Balance Due”).

On December 21, 2017, DVPD entered into a liquidity loan agreement (the “RMB 23 million Loan”) for $3,251,159 (RMB 23,000,000 translated at June 30, 2020 exchange rate) from the Bank with interest at 6.5%, payable monthly. The RMB 23 million Loan was used for short term liquidity needs. On December 28, 2017, DVPD borrowed $1,696,257 (RMB 12,000,000 translated at June 30, 2020 exchange rate). The term of the loan was one year and was due on December 20, 2018. On January 19, 2018, DVPD borrowed an additional $1,554,902 (RMB 11,000,000 translated at June 30, 2020 exchange rate). The loan agreement includes customary events of default, including DVPD’s failure to pay any principal or interest when due, becoming insolvent, or ceasing operations, or if there is a material adverse change in the assets, business, commitments, or prospects of DVPD. Upon the bank’s declaration of an event of default under the loan agreement, the Bank can demand repayment in full of principal and accrued interest. The Loan also prohibits the payment of dividends. The RMB 23 million loan is secured by the same collateral as the RMB 50 million loan and is guaranteed jointly by DVBM and Sino Pride. The Company did not make repayment at the due date and is currently in default, DVPD is negotiating the bank to extend the term of the loan.

On September 27, 2018, DVPD borrowed $2,812,959 (RMB 19,900,000 translated at June 30, 2020 rate), in a short-term loan from Harbin Bank (the “RMB 19.9 million Loan”). The loan requires interest at 6.50% per annum and expires on September 12, 2019. The use of loan proceeds is restricted to pay principal and interest amounts owed to Harbin Bank. As of the date hereof, the RMB 19.9 million Loan is due and the Company has not made the corresponding repayment.

On March 26, 2019, DVPD borrowed $1,447,473 (RMB 10,240,000) in a short-term loan from Harbin Bank (the “RMB 10.24 million Loan”, together with the RMB 23 million Loan and RMB 19.9 million Loan, the “Liquidity Loan Balance Due”). The loan requires interest at 6.50% per annum and expires on March 11, 2020. The use of loan proceeds is restricted to pay principal and interest amounts owed to Harbin Bank. As of June 30, 2020 and as of the date of this Quarterly Report, the RMB 10.24 million Loan is due and the Company has not made the corresponding repayment.

The Bank and the Company are currently discussing potential grant to convert the principal and interests due, including the RMB 390 million Loan Balance Due, the RMB 50 million Loan Balance Due, and the Liquidity Loan Balance Due into a new loan and an additional liquidity loans in an amount of RMB 50 million (collectively, the “Refinancing Loans”). The collateral for the potential RMB 50 million loan will be the remaining values of same collateral for the RMB 390 million Loan and RMB 50 million Loan but ranking junior to the RMB 390 million Loan and RMB 50 million Loan. In addition, the Company has been negotiating with the Bank for a waiver of the penalty for late payment of related loan interest (the “Penalty Waiver”). The Company has already submitted the application for the Refinancing Loans and request for the Penalty Waiver to the Bank and is awaiting the Bank’s approval. However, there is no assurance that such Refinancing Loans or Penalty Waiver will be approved by the Bank.

As of the date of this Quarterly Report, the Company is not aware that the Bank has declared an event of default or taken any legal action against it for defaulting on the RMB 23 million Loan, RMB 19.9 million Loan and RMB 10.24 million Loan. In the event that the Bank rejects its Refinancing Loans application and/or commences legal proceeding against it regarding the loans that are in default, the Company would have to pay a penalty of approximately $757,000 to the Bank. In addition, the Company may lose its collateralized assets which will cause a material adverse effect on its results of operations. Furthermore, if the collateral on those loans cannot satisfy its payment obligation, the Company may be forced to commence liquidation process if it does not have sufficient liquidity or cannot raise sufficient fund at that time, if any at all.

Sino Pride is a major cash source to the operations of DVPD and DVBM. Loan payable to Sino Pride bears interest at 8% per annum. As of June 30, 2020, remaining principal payable was $13,303,748 and interest payable was $10,150,564. Related party loan has been eliminated in accompanying consolidated financial statements. During the same period, DVPD was not profitable, and subsequently made no payment to Sino Pride.

DVDC contributed land use rights and infrastructures totaling $20,000,000 to DVPD in December 2000. Among this $20,000,000 contribution, $6,800,000 was recorded as registered capital, and $13,200,000 was recorded as loan payable by DVDC per December 2000 agreement. The loan is payable when DVPD is profitable. Loan principal $3,300,000 (25% of $13,200,000) bears interest at 8% per annum. The remaining balance of principal bears interest at benchmark bank rate of China, which was 5.88% at June 30, 2020.

Due to shareholder represents the investment amount that Sino Pride received from its former shareholders, which was assigned to current shareholder Mr. Alex Brown. Loan payable to shareholder was $66,396,293 and $65,931,644, respectively at June 30, 2020 and December 31, 2019. The balance due to shareholder bears no interest. If the interest was calculated at 3.25% (June 2020 US (Fed) Prime rate) for the loan payable to shareholder, the balance for interest expense would have been approximately $1.1 million for the six months ended both June 30, 2020 and 2019, respectively.

As of June 30, 2020, the Company had property financing agreements payable of $72,961,523, lease liabilities payable of $17,768, expired lease-back payables of $5,431,553, guaranteed rent payable of $278,435, and buy-back payables of $4,086,077. As of June 30, 2020, there were total of 579 lawsuits against the Company in Dalian City, China. Litigants claimed that the Company did not buy back the property pursuant to the sales contract or the Company did not pay the promised lease-back rent on time. These claims amounted to $24,580,425 (RMB 173,891,760). These payables were included in and reported under the caption of “Property financing agreements payable”, “Lease liabilities payable” and “Other payables”. As of June 30, 2020, the Company accrued $4,666,944 for possible extra litigation charges. The Company will record attorney fees when invoiced. The attorney fees in connection with litigation cases were $1,212 and $0 for the three months ended June 30, 2020 and 2019, respectively; $8,863 and $13,900 for the six months ended June 30, 2020 and 2019, respectively.

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

Management believes that the recorded total property financing agreements payable, buy-back payables, lease-back liabilities payable and expired lease payable liabilities of $87,804,216 is a reasonable estimation. Should the settlement of these liabilities exceed management’s estimates, additional accruals will be necessary.

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

Pursuant to the Registration Statement on Form S-1 initially filed with the SEC on December 29, 2017, which was declared effective on February 14, 2019, the Company closed its initial public offering on March 28, 2019. There were total of 30 individual investors signed “Subscription Agreement” to purchase the shares of the Common Stock of the Company. The offering price was $1 dollar per share, and 1,011,000 shares were sold, resulting in gross proceeds of $1,011,000.

Cash Flows

Cash and cash equivalents were $203,455 and $298,350, as of June 30, 2020 and 2019, respectively. Cash and cash equivalents decreased by $53,348 and $20,770 for the six months ended June 30, 2020 and 2019, respectively. The following table shows the changes in cash flows.

	Six Months Ended June 30
	2020	2019	$ Change
Net Cash Used in Operating Activities	$1,562,659	$(669,812)	$2,232,471
Net Cash Used in Investing Activities	1,971,715	(2,611,185)	4,582,900
Net Cash Provided by Financing Activities	(3,478,870)	3,238,168	(6,717,038)
Effect of exchange rate changes on cash and cash equivalents	(2,156)	22,058	(24,214)
Net increase (decrease) in cash and cash equivalents	$53,348	$(20,771)	$74,119

Operating Activities

Cash flows from operating activities primarily consist of cash inflows from tenant rentals and management fee income payments, and tenant property expense reimbursements and cash outflows for property operating costs, selling expenses, business taxes, and general and administrative expenses.

In the first six months of 2020, net cash used in operating activities was $1,562,659. The net cash used in operating activities was primarily due to the net loss of $4,080,833, adjusted by: by increase of $3,421,978 in accounts payables and accrued liabilities, $1,078,099 increase in SML interest payable, $553,882 of depreciation and amortization, gain on foreign currency exchange of $367,986 offset by $272,381 in short-term loan interest receivable, and increase on working capital and others of $493,928.

In the first six months of 2019, net cash used in operating activities was $669,812. The net cash used in operating activities was primarily due to the net loss of $7,516,743, adjusted by: $3,126,023 allowance for doubtful accounts, $1,265,922 of SML loan and interest payable, $1,910,998 in accounts payable and accrued liabilities, and $646,331 of depreciation and amortization, offset by decrease of $546,218 in other payables, and increase in working capital and others of $443,875.

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

In the first six months of 2020, net cash provided in investing activities was $1,971,715 which was primarily from the collection of $1,971,715 from the loan receivable.

In the first six months of 2019, net cash used in investing activities was $2,611,185 which was due to an increase in loan receivable of $2,596,867and an increase of $14,318 of capital expenditures in fixed assets and improvements.

Financing Activities

Cash flows from financing activities are impacted by the nature, timing and extent of borrowings and repayments of loans and advances from banks and related parties.

In the first six months of 2020, net cash provided by financing activities was $3,478,870 which was due $4,367,418 in repayment of property financing agreements payable, offsets by advance of $673,578 from the shareholder, proceeds from bank loans of $114,970, and an advance of $100,000 from the related individual.

In the first six months of 2019, net cash provided by financing activities was $3,238,168 which was due to the proceeds of $1,508,745 received from the bank loans, $1,011,000 in proceeds from initial public offering, $949,420 in advances from our principal shareholder, and $40,000 in advances from a related individual, offsets by $270,997 in repayment of bank loans.

Cash, cash equivalents and restricted cash consist of following at June 30, 2020 and 2019, respectively.

	June 30, 2020	June 30, 2019
Cash	$176,667	$177,975
Restricted cash	26,788	120,375
Cash, cash equivalents and restricted cash	$203,455	$298,350

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

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2020. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officers also confirmed that there was no change in our internal control over financial reporting during the six months ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed our internal control over financial reporting as of the period ended June 30, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the report entitled “2013 Internal Control-Integrated Framework.”

Based on management’s assessment using the COSO criteria, management has concluded that the Company’s internal control over financial reporting was not effective as of June 30, 2020, due to the existence of the following material weaknesses:

● As of June 30, 2020, there were insufficient written policies and procedures to ensure the correct application of accounting and financial reporting with respect to the current requirements of GAAP and SEC disclosure requirements.

● As of June 30, 2020, there was a lack of segregation of duties.

● As of June 30, 2020, there was no independent audit committee.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of June 30, 2020, that occurred during our second fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of June 30, 2020, to our knowledge, there were 579 lawsuits in total filed against us 1) for unpaid rent by the lease-back owners and 2) for the failure to buy-back property from the current owners of properties that exercised their options. Total claims amounted to approximately $24,580,425.   Management believes that the amount claimed by these litigants approximates the amount that the Company has already recorded under the caption of “Property financing agreements payable”, Lease liabilities payable” and “Other payables” in the accompanying consolidated financial statements.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Articles of Incorporation (incorporated by reference to our Form S-1 (file No. 333-228242) filed with the Securities and Exchange Commission on November 7, 2018)
3.2	Bylaws (incorporated by reference to our Form S-1 (file No. 333-228242) filed with the Securities and Exchange Commission on November 7, 2018)
10.1	English translated copy of Repayment Agreement by and between the Company and Xiufen Chang dated as of December 30, 2019 (incorporated by reference to our Form 10-K filed with the Securities and Exchange Commission on May 29, 2020)
10.2	English translated copy of Repayment Agreement by and between the Company and Weitong Zhang dated as of December 30, 2019 (incorporated by reference to our Form 10-K filed with the Securities and Exchange Commission on May 29, 2020)
10.3	English translated copy of Repayment Agreement by and between the Company and Xiuhua Chang dated as of December 30, 2019 (incorporated by reference to our Form 10-K filed with the Securities and Exchange Commission on May 29, 2020)
10.4	English translated copy of Supplemental Agreement to the Strategic Cooperation Agreement by and between Dalian Victory Plaza Shopping Center and Dalian Sheng Ma Lin Trading Ltd. dated as of January 15, 2020 (incorporated by reference to our Form 10-K filed with the Securities and Exchange Commission on May 29, 2020)
10.5	English translated copy of Supplemental to the Loan Agreement by and between Dalian Victory Business Management Co., Ltd. and Zhong Ke Chuang Zhan Investment, Ltd dated as of July 27, 2020
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 14, 2020.

Victory Commercial Management Inc.

	By:	/s/ Alex Brown
Alex Brown
President, Chief Executive Officer, Treasurer and Chairman

