Form 10-Q
period 2020-09-30
Victory Commercial Management Inc.
filed 2020-11-13
CIK 1723083

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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
N/A

As of November 13, 2020, 21,711,000 ordinary shares of the registrant, par value $0.0001 per share, were issued and outstanding.

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

ii

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VICTORY COMMERCIAL MANAGEMENT INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2020	2019
	(Unaudited)
ASSETS
CURRENT ASSETS :
Cash and cash equivalents	$143,486	$122,884
Restricted cash	-	27,223
Tenant and sundry receivables, net of allowance for doubtful accounts	274,661	469,317
Prepaid expenses and other assets	453,980	526,834
Loan and interest receivable, net	3,757,703	-
TOTAL CURRENT ASSETS	4,629,830	1,146,258

Rental properties, net	21,110,734	21,334,015
Property and equipment, net	320,456	430,063
Intangible assets, net	14,077	17,640
ROU assets, net	310,492	484,178
Loan and interest receivable, net	-	6,087,914
TOTAL ASSETS	$26,385,589	$29,500,068

LIABILITIES AND DEFICIT
CURRENT LIABILITIES:
Bank loans payable, net (in default)	$7,804,377	$7,633,412
Bank loans payable, net	60,745,053	59,288,001
Accounts payable and accrued liabilities	14,537,916	8,938,941
Deferred revenue	3,787,436	3,882,434
Property financing agreements payable-current	43,039,265	41,993,450
Lease liabilities payable-current	178,294	22,755
TOTAL CURRENT LIABILITIES	130,092,341	121,758,993

Property financing agreements payable-non current	31,739,375	35,471,331
Lease liabilities payable-non current	161,618	498,509
Other payables	20,567,199	19,906,698
Loans payable to related parties	12,904,295	11,934,791
Due to shareholder	66,556,694	65,931,644
Interest payable to related parties	12,192,065	11,520,609
TOTAL LIABILITIES	274,213,587	267,022,575

Commitments and Contingencies

DEFICIT:
Common stock, $0.0001 par value, 600,000,000 shares authorized; 21,711,000 shares issued and outstanding at September 30, 2020 and December 31, 2019	2,171	2,171
Paid-in capital	11,827,188	11,827,188
Subscription receivable
Accumulated deficit	(208,323,288)	(203,808,349)
Accumulated other comprehensive loss	(6,167,413)	(2,242,729)
Total stockholders’ deficit attributable to the Company’s common shareholders	(202,661,342)	(194,221,719)
Noncontrolling interest	(45,166,656)	(43,300,788)
TOTAL DEFICIT	(247,827,998)	(237,522,507)

TOTAL LIABILITIES AND DEFICIT	$26,385,589	$29,500,068

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VICTORY COMMERCIAL MANAGEMENT INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2020	2019	2020	2019

Revenues
Rental income	$434,145	$693,315	$1,408,607	$2,260,812
Management fee income	706,080	1,025,752	2,617,681	3,506,200.00
Other income	110,940	186,860	339,283	523,560.00
Total revenues	1,251,165	1,905,927	4,365,571	6,290,572

Operating expenses
Selling expenses	910,644	1,005,786	2,805,511	3,354,594
Depreciation and amortization	267,511	286,870	821,393	933,200
Payroll and payroll related expenses	301,033	511,588	928,317	1,538,913
Business taxes	147,654	88,207	380,569	353,050
Lease expenses	101,197	213,353	221,319	535,828
Other general and administrative expenses	270,857	112,036	613,743	4,126,937
Total operating expenses	1,998,896	2,217,840	5,770,852	10,842,522

Loss from operations	(747,731)	(311,913)	(1,405,281)	(4,551,950)

Other income (expense)
Interest income	111,414	188,567	383,941	567,051
Interest - loans	(1,057,828)	(1,025,456)	(3,068,086)	(3,123,950)
Interest - ROU and other capitalized liabilities	(516,962)	(845,230)	(1,605,977)	(2,161,277)
Interest - related parties	(136,709)	(134,708)	(403,102)	(403,084)
Gain (loss) from foreign currency transactions	889,236	(894,885)	521,250	(876,527)
Other income	2,646	268,247	40,488	277,617
Total other (expense), net	(708,203)	(2,443,465)	(4,131,486)	(5,720,170)

Loss before provision for income taxes	(1,455,934)	(2,755,378)	(5,536,767)	(10,272,120)
Provision for income taxes	-	-	-	-
Net loss	(1,455,934)	(2,755,378)	(5,536,767)	(10,272,120)
Net loss attributable to noncontrolling interest	(237,636)	(280,798)	(1,021,828)	(1,304,426)
Net loss attributable to the Company’s common shareholders	$(1,218,298)	$(2,474,580)	$(4,514,939)	$(8,967,694)

Per Common Share - basic and diluted:
Net loss per Company’s common share	$(0.06)	$(0.11)	$(0.21)	$(0.42)
Weighted-average shares outstanding, basic and diluted	21,711,000	21,711,000	21,711,000	21,392,516

Comprehensive income (loss)
Net loss	$(1,455,934)	$(2,755,378)	$(5,536,767)	$(10,272,120)
Other comprehensive income (loss)
Foreign currency translation adjustments	(7,535,417)	7,631,329	(4,768,724)	7,328,500
Comprehensive (loss) income	(8,991,351)	4,875,951	(10,305,491)	(2,943,620)
Comprehensive (loss) income attributable to non-controlling interest	(1,661,578)	1,395,120	(1,865,868)	1,366,711
Comprehensive (loss) income attributable to the Company’s common shareholders	$(7,329,773)	$3,480,831	$(8,439,623)	$(4,310,331)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VICTORY COMMERCIAL MANAGEMENT INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIT

	Common Stock		Additional Paid in	Accumulated	Accumulated Other Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Deficit	Loss	Interest	Deficit
Balance - December 31, 2018	20,700,000	$2,070	$10,816,289	$(194,188,636)	$(3,739,981)	$(42,242,097)	$(229,352,355)
Initial public offering	1,011,000	101	1,010,899	-	-	-	1,011,000
Subscription receivable			(891,000)	-	-	-	(891,000)
Net loss	-	-	-	(1,420,929)	-	(245,003)	(1,665,932)
Foreign currency translation adjustment	-	-	-	-	(3,609,620)	(881,713)	(4,491,333)
Balance - March 31, 2019	21,711,000	$2,171	$10,936,188	$(195,609,565)	$(7,349,601)	$(43,368,813)	$(235,389,620)

Collections of subscription receivable			891,000				891,000
Net loss				(5,072,185)		(778,625)	(5,850,810)
Other comprehensive (loss):
Foreign currency translation adjustment					3,335,200	853,304	4,188,504
Balance - June 30, 2019	21,711,000	$2,171	$11,827,188	$(200,681,750)	$(4,014,401)	$(43,294,134)	$(236,160,926)

Net loss				(2,474,580)		(280,798)	(2,755,378)
Other comprehensive (loss):
Foreign currency translation adjustment					6,236,209	1,395,120	7,631,329
Balance - September 30, 2019	21,711,000	$2,171	$11,827,188	$(203,156,330)	$2,221,808	$(42,179,812)	$(231,284,975)

	Common Stock		Additional Paid in	Accumulated	Accumulated Other Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Deficit	Loss	Interest	Deficit
Balance - December 31, 2019	21,711,000	$2,171	$11,827,188	$(203,808,349)	$(2,242,729)	$(43,300,788)	$(237,522,507)
Net loss	-	-	-	(1,974,402)	-	(450,060)	(2,424,462)
Foreign currency translation adjustment	-	-	-	-	2,794,188	716,917	3,511,105
Balance - March 31, 2020	21,711,000	$2,171	$11,827,188	$(205,782,751)	$551,459	$(43,033,931)	$(236,435,864)

Net loss	-	-	-	(1,322,239)	-	(334,132)	(1,656,371)
Foreign currency translation adjustment	-	-	-	-	(607,397)	(137,015)	(744,412)
Balance - June 30, 2020	21,711,000	$2,171	$11,827,188	$(207,104,990)	$(55,938)	$(43,505,078)	$(238,836,647)

Net loss	-	-	-	(1,218,298)	-	(237,636)	(1,455,934)
Foreign currency translation adjustment	-	-	-	-	(6,111,475)	(1,423,942)	(7,535,417)
Balance - September 30, 2020	21,711,000	$2,171	$11,827,188	$(208,323,288)	$(6,167,413)	$(45,166,656)	$(247,827,998)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VICTORY COMMERCIAL MANAGEMENT INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months ended September 30, 2020	For the Nine Months ended September 30, 2019
Cash Flows from Operating Activities:
Net loss	$(5,536,767)	$(10,272,120)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	820,893	933,200
Amortization of debt issuance costs	40,942	41,552
Foreign currency exchange loss (gain) on loan and interest repayments to related party	(521,250)	876,527
Gain on disposal of fixed assets	-	(1)
Allowance for doubtful accounts	(21,489)	3,090,057
Non cash operating lease expenses	(1,822)	(4,212)
Changes in operating assets and liabilities
Decrease (increase) in tenant and sundry receivables	221,234	(25,264)
Decrease in prepaid expense and other assets	79,704	85,745
Increase in short-term loan interest receivable	(383,718)	(353,814)
Increase in SML interest payable	1,591,610	1,887,405
Increase in accounts payable and accrued liabilities	5,266,319	3,706,529
(Decrease) increase in deferred rental income	(177,146)	183,030
Increase in interest payable to related party	402,507	402,251
Increase (decrease) in other payables	193,365	(187,117)
Decrease in lease liabilities payable	(6,175)	(185,389)
Increase in property financing agreements payable	14,367	-
Net Cash Provided By Operating Activities	1,982,574	178,379

Cash Flows from Investing Activities:
Capital expenditures - fixed assets and improvements	-	(14,721)
Repayment (advances) of loan receivable	2,800,722	(2,642,563)
Net Cash Provided by (Used in) Investing Activities	2,800,722	(2,657,284)

Cash Flows from Financing Activities:
Proceeds from bank loans	114,970	1,491,385
Proceeds from initial public offering	-	1,011,000
Repayment from short-term loan receivable	-	1,955,460
Repayment of bank loans	(27,098)	(267,879)
Advance from shareholder	878,412	1,354,389
Advance from related individual	170,000	172,000
Repayment of property financing agreements payable	(5,928,686)	(3,171,218)
Net Cash (Used in) Provided by Financing Activities	(4,792,402)	2,545,137

Effect of exchange rate changes on cash and cash equivalents	2,485	(74,173)

Net decrease in cash, cash equivalents and restricted cash	(6,621)	(7,941)
Cash, cash equivalents and restricted cash at beginning of periods	150,107	319,120
Cash, cash equivalents and restricted cash at end of periods	$143,486	$311,179

Reconciliation of Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents at beginning of periods	$122,884	$188,921
Restricted cash at beginning of periods	27,223	130,199
Cash, cash equivalents and restricted cash at beginning of periods	$150,107	$319,120

Cash and cash equivalents at end of periods	$143,486	$195,404
Restricted cash at end of periods	-	115,775
Cash, cash equivalents and restricted cash at end of periods	$143,486	$311,179

Supplemental Disclosure Cash Flow Information:
Cash paid for:
Interest	$-	$968,074
Income tax	$-	$-
Non-cash Investing and Financing Activities:
Right of use assets and lease liabilities payable	$310,492	$232,631

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

October 1, 2020 Transaction

On October 1, 2020, VCM entered into a sale and purchase agreement with VCI and Sino Pride Development (HK) Limited, an unrelated third party private company limited by shares incorporated in Hong Kong (the “Purchaser”), to sell all the equity interest in Sino Pride, to the Purchaser, in exchange a total consideration of HK$1.00 (the “Disposition of Sino Pride”). The Disposition of Sino Pride includes all of the equity interest of Sino Pride’s subsidiaries (immediately after the restructuring transaction as disclosed below), including DVPD and DVBM.

On October 1, 2020 and immediately prior to the Disposition of Sino Pride, Sino Pride entered into a sale and purchase agreement with Hong Kong Sino Pride Development Limited (“HK SP”) to sell all the equity interests in DVPM, a subsidiary of Sino Pride, to HK SP, for a total consideration of HK$1.00. Concurrently, VCI entered into a sale and purchase agreement with the shareholder of HK SP to purchase all the equity interests in HK SP for HK$1.00. Prior to the transaction, HK SP was controlled by our CEO and formed for the purpose of completing the restructuring transaction. After the transactions, VCI owns all the equity interests in HK SP which in turn owns all the equity interests of DVPM (“Restructuring of DVPM”).

Segment Information

The Company and its subsidiaries generate most of the income from rental and building management services. The Company manages one shopping center currently. Geographically, all income is generated from Dalian, China.

NOTE 2 – GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As indicated in the accompanying condensed consolidated financial statements, the Company had a net loss of $1,455,934 and $2,755,378 for the three months ended September 30, 2020 and 2019, respectively; a net loss of $5,536,767 and $10,272,120 for the nine months ended September 30, 2020 and 2019, respectively; and has accumulated deficit of $208,323,288 at September 30, 2020. The Company believes that if there is no additional investment or financing, the current cash balance available to the Company or its projected cash balance for the next 12 months will be insufficient to cover the required payments of the operating expenses arising from normal business operations and to meet the required payments of buy-backs and lease-backs if settled with the claims filed by the property owners during next 18 months from the issuance date of this report.

In light of our current operating state, management cannot provide assurance that the Company will achieve profitable operations or become cash flow positive in a short period of time. Management believes that with its current capital resources, it will be very difficult to continue operating and maintaining its business for the next 12 months from the issuance date of this report.

As of September 30, 2020, we had total outstanding loans payable to Harbin Bank (the “Bank”) of $68,735,778. As of the date of this report, we are in default of three loans with the Bank in the aggregate amount of approximately $7.8 million. These loans are secured by certain assets of the Company. The Company is currently in discussion with the Bank to convert the existing loans into a new loan and apply for an additional liquidity loan of RMB 50 million (collectively, the “Refinancing Loans”) and waive the penalty of late payment of related loan interest (“Penalty Waiver”). However, there is no assurance or certainty that such Refinancing Loans or Penalty Waiver will be approved by the Bank. In the event that the Bank rejects our Refinancing Loans and/or commence any legal proceeding against us, we may lose our collateralized assets which will cause a material adverse effect on our results of operations. Furthermore, if the collateral on those loans cannot satisfy our payment obligation, we may be forced to commence liquidation if we do not have sufficient liquidity or cannot raise sufficient funds at that time, if any at all.

As of September 30, 2020, the Company had approximately $130.1 million of current liabilities. As of September 30, 2020, there were 594 lawsuits against the Company in Dalian City, China. Litigants claimed that the Company did not buy back the property pursuant to the sales contract or the Company did not pay the promised lease-back rent on time. These claims amounted to $25,729,060 (RMB 175,189,171 translated at September 30, 2020 exchange rate). These payables were included in and reported under the caption of “Property financing agreements payable”, “Lease liabilities” and “Other payables”. In connection with the progress of these cases, the Company accrued $5,053,446 for possible extra litigation charges. The Company records attorney fees when invoiced.

These lawsuits are mostly caused by the failure of DVPD who failed to buy back the properties when requested to or to pay rents for certain lease-back stores. Subsequently, certain stores owned by DVPD have been frozen from transfer or disposition by the courts. DVPD has been prohibited from free transfer, disposal, and pledge of its equity interest in DVBM which accounts for 5% in DVBM from March 2, 2017 to March 1, 2019. The 5% equity interest in DVBM is still restricted currently as of the date of this report. In addition, DVPD has been listed as a “dishonest debtor” by the local courts in the PRC. Once listed as a dishonest debtor, DVPD can be subject to certain restrictions in connection with commercial loans at the banks’ discretion; the purchase or transfer of properties and land use rights; and upgrade or renovation of properties. In addition, the bank accounts of DVPD are frozen by the courts which allow the inflow of cash to its bank accounts but prohibit the outflow of cash. The Company has been working actively to resolve these lawsuits since we acquired Sino Pride in November 2016. However, the Company cannot guarantee that all litigation cases can be solved in the future or no new litigation cases will be generated.

Management believes that the recorded total property financing agreements payable, buy-backs payable, lease-back liabilities payable, guarantee rent payable, expired lease payable liabilities, and litigation payable of $90,349,892 is a reasonable estimation.

In order to continue as a going concern, the Company will need, among other things, an additional capital injection and/or additional financing and the continued forbearance of its lender not to foreclose on their loans that are in default. Management’s plans to obtain such funds for the Company include (1) obtaining capital from the sale of its stock (2) short-term and long-term borrowings from banks and third-parties, (3) short-term borrowings from stockholders or other related parties when needed, and disposal of the Company’s subsidiaries with significant liabilities.

As a result of the coronavirus pandemic, our DVPD operations in Dalian were closed from January 25, 2020 until March 5, 2020, which has adversely affected our operating revenues and cash flow in the first quarter of 2020. Moreover, after reopening of the shopping mall, we have fewer shoppers and tenants in the shopping mall due to the continued effect of COVID-19 and we cannot predict the full extent to which the COVID-19 pandemic will impact our business or operating results, which is highly dependent on inherently uncertain future developments, including the severity of COVID-19 and actions taken by the PRC government and private businesses in relation to COVID-19 containment. Due to recurring losses from Sino Pride, DVPD and DVBM, on October 1, 2020, VCM entered into a sale and purchase agreement with VCI and Sino Pride Development (HK) Limited, a private company limited by shares incorporated in Hong Kong (the “Purchaser”), to sell all the equity interest in Sino Pride, to the Purchaser, in exchange a total consideration of HK$1.00 (the “Disposition of Sino Pride”). The Disposition of Sino Pride includes all of the equity interest of Sino Pride’s then subsidiaries, including DVPD and DVBM. As a result, the Company’s deficit was reduced from approximately $247.8 million to $2.6 million after the disposal of Sino Pride.

Even after the disposal of Sino Pride, DVPD and DVBM, if the Company does raise sufficient capital to support its operations in DVPM, there can be no assurance that we could generate sufficient revenues to become profitable. As result, the accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The accompanying condensed consolidated financial statements do not include any adjustments related to the recoverability and/or classification of the recorded asset amounts and or the classification of the liabilities that might be necessary should the Company is unable to continue as a going concern.

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

Foreign Currency Translation

The reporting currency of the Company is the U.S. dollar. The functional currency of VCM and VCI is the U.S. dollar, the functional currency of DVPD, DVBM, and DVPM is the Chinese Renminbi (“RMB”), and the functional currency of Sino Pride is the Hong Kong Dollar (“HK$”). The condensed unaudited consolidated financial statements of the Company have been translated into U.S. dollars in accordance with ASC 830-30 “Translation of Financial Statements”. The financial information is first prepared in RMB or HK$ and then is translated into the U.S. dollar at the period-end exchange rates as to assets and liabilities and at average exchange rates as to revenue, expenses and cash flows. Equity accounts are translated at their historical exchange rates when the capital transactions occurred. As a result, amounts relating to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balance sheets. Translation adjustments resulting from the process of translating the local currency financial statements into the U.S. dollar are included in accumulated other comprehensive income (loss). The cumulative translation adjustment and effect of exchange rate changes on cash for the periods ended September 30, 2020 and December 31, 2019 were $(6,167,413) and $(2,242,729), respectively. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rate prevailing at each balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Pursuant to paragraph 830-20-35-1, the intra-entity (intercompany transactions) foreign currency transactions whose terms are denominated in the currency other than the Company’s functional currency and settlement is anticipated in the foreseeable future (hence not long-term investment nature), the increases or decreases in expected functional currency cash flows are included in determining net income (loss) for the period in which the exchange rate changes. The Company has an inter-company loan denominated in US dollars. The repayment of the loan is required when the Company is profitable. The loan proceeds, repayment and accrued interest were tracked in US dollars. The Company uses the bank spot exchange rate to record proceeds and repayments in RMB. By the end of the reporting period, the Company will adjust loan and interest payable balances from US dollars to RMB by using the period ending exchange rate. Any gain or loss from foreign currency exchange will be recognized in the consolidated statements of operations. There were $889,236 foreign currency transaction gain for the three months ended September 30, 2020 and $894,885 loss for the three months ended 2019, and $521,250 gain for the nine months ended September 30, 2020 and $876,527 loss for the nine months ended 2019.

Spot exchange rates and average exchange rates published by fxtop.com were used in the translation of the consolidated financial statements.

	For the three months ended September 30,		For the nine months ended September 30,
US Exchange Rate	2020	2019	2020	2019
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Period-end RMB	6.8090	7.1434	6.8090	7.1434
Average RMB	6.9181	7.0156	6.9938	6.8661

Period-end HK$	7.7504	7.8398	7.7504	7.8398
Average HK$	7.7545	7.8293	7.7948	7.8384

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

Group A represents property that the Company owns 100%. Group B represents property we sold to individual owners with buy-back options which are pending. Group C represents property owned by SML, but the Company is still liable for the buy-back options. Pursuant to the SML Agreement, the Company was obligated to buy back these properties plus accrued interest no later than May 15, 2020. Acknowledging the impact of COVID-19, on January 15, 2020, the Company amended its agreement with SML to extend the original repayment date from May 15, 2020 to May 15, 2023.

Group D presents property we sold to various individual owners without additional rights attached.

Sold Rental Properties with Financing Agreements (Group B and C Properties)

Pursuant to the sales contracts, the buyers’ obtained legal title to the property and also had an option to sign a separate buy-back agreement. The purchase agreement granted the buyer an option to request the Company to buy back sold properties at a stated buy-back price once the option is vested and the Company has received the payments for the sold property. As of September 30, 2020, approximately 15% of total rental spaces of Victory Plaza were sold to various unrelated individuals and entities with buy-back options. The majority of these properties were sold during the period from 1998 to 2014. The vesting dates of the buy-back options ranged from 2014 to 2018.

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

Sold Properties (Group D Properties)

As of September 30, 2020, approximately 69% of the total space of Victory Plaza was sold and owned by various unrelated individuals and entities with legal title to the respective properties. Pursuant to the sale contracts, at the date of the sales, buyers obtained integrated legal ownership to the sold properties and assumed the significant risks and rewards of ownership of the property (had the ability to rent and sell the property at-will) while the Company received the payments of the purchase price. These sales are considered final sales.

As part of our operations, the Company may from time to time lease back properties from the owners of Group D properties and subleases these properties to un-related third parties with new lease terms. As of September 30, 2020, there was no sublease from the owner of Group D properties. Sales and lease-back are two separate business transactions. Lease-back is at the owner’s will and is not a condition of sale. Lease-back could happen immediately after the sale of property or at any time after the sale if the owner of the property is interested in rental services provided by the Company.

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

Lessor Accounting

The Company currently owns 433 rental units and leased these rental properties to various tenants. Pursuant to FASB ASC 842 – 30, the Company will classify a lease as a sales – type lease if: (i) the lease transfers ownership of the underlying asset to the lessee by the end of the lease term, (ii) the lease grants the lessee an option to purchase the underlying asset that the lessee is reasonably certain to exercise, (iii) the lease term is for the major part of the remaining economic life of the underlying asset, (iv) the present value of the sum of the lease payments and any residual value guaranteed by the lessee that is not already reflected in the lease payments equals or exceeds substantially all (90% or more) of the fair value of the underlying asset, or (v) the underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. As of September 30, 2020, none of our leases, as a lessor, met the above criteria to be classified as a sales–type lease.

Pursuant to FASB ASC 842 – 30, when none of the sales-type lease classification criteria are met, a lessor would classify the lease as a direct financing lease when both of the following criteria are met: (i) the present value of the sum of the lease payments and any residual value guaranteed by the lessee that is not already reflected in the lease payments and/or any other third party unrelated to the lessor equals or exceeds substantially all (90% or more) of the fair value of the underlying asset and (ii) it is probable that the lessor will collect the lease payments plus any amount necessary to satisfy a residual value guarantee. As of September 30, 2020, none of our leases, as a lessor, met the above criteria to be classified as a financing lease.

Pursuant to FASB ASC 842 – 30, a lessor would classify a lease as an operating lease when none of the sales-type lease or direct financing lease classification criteria are met. As of September 30, 2020, all leases of the Company’s rental properties were classified as operating leases. The Company will maintain the underlying asset and recognizes lease income on the straight line basis over the lease term.

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

Real Estate Held for Sale

The Company generally considers assets to be held for sale when management believes that a sale is probable within a year. This generally occurs when a sales contract is executed with no substantive contingencies and the prospective buyer has significant funds at risk. Assets that are classified as held for sale are recorded at the lower of their carrying amount or fair value, less cost to sell. The Company evaluated its property portfolio and did not identify any properties that would meet the criteria for held for sale as of September 30, 2020 and December 31, 2019.

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

Tenant and Sundry Receivables, net of Allowance for Doubtful Accounts

Tenant receivables are recorded at original invoice amount, less an estimated allowance for doubtful accounts. The allowance for doubtful accounts represents management’s estimate of the amount of probable credit losses, determined by reviewing past due balances and other information. The Company makes judgments as to the collectability of tenant receivables based on historical trends and future expectations. Management estimates an allowance for doubtful accounts and adjusts gross tenant receivables downward based on their expectation of specific tenant risks and the Company’s tenant receivable aging and collection analysis. Management considers accounts past due on a tenant-by-tenant basis. Based on its review, management has provided an allowance for doubtful accounts as of September 30, 2020 and December 31, 2019 of $624,869 and $632,768, respectively.

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

Impairment of Long-Lived Assets

Long-lived assets, primarily rental properties and machinery and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, the Company recognizes an impairment loss only if its carrying amount is not recoverable through its estimated undiscounted future cash flows over the anticipated holding period and measures the impairment loss based on the amount by which the carrying amount of the asset exceeds its estimated fair value. Fair value is determined through various valuation techniques, including discounted cash flow models, quoted market values or third-party independent appraisals, as considered necessary. There were no impairment losses recognized during the three and nine months ended September 30, 2020 and 2019.

Debt Issuance Costs

Costs related to bank loans payable consist of fees and direct costs incurred in obtaining such financings. These costs are presented as a reduction of bank loans payable and are amortized on a straight-line basis over the terms of the related loan payable which approximates the effective interest rate method. Such amortization is included in “Interest – loans” in the accompanying consolidated statements of operations, which amounted to $14,112 and $13,682 for the three months ended September 30, 2020 and 2019, respectively; $40,942 and $41,552 for the nine months ended September 30, 2020 and 2019.

Per Share Amounts

The Company computes per share amounts in accordance with FASB ASC Topic 260 “Earnings per Share” (EPS) which requires presentation of basic and diluted EPS. Basic EPS is computed by dividing the net income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company, if any. This is computed by dividing net earnings by the combination of basic and dilutive common share equivalents. Since the Company is in a net loss position, all common stock equivalents would be anti-dilutive and are, therefore, not included in the determination of diluted loss per share. Accordingly, basic and diluted net loss per share are the same. There were no common stock equivalents as of September 30, 2020 and 2019.

Noncontrolling Interest

Noncontrolling interest is classified as a separate line item in the equity section and disclosures in the Company’s consolidated financial statements. This amount represents the 20% non-controlling interest in DVPD owned by DVDC and 5% non-controlling interest in DVBM owned by DVPD.

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

The Company follows the provisions of ASC 740-10-50, “Accounting for Uncertainty in Income Taxes,” which provides clarification related to the process associated with accounting for uncertain tax positions recognized in the Company’s financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarter or annual period based, in part, upon the results of operations for the given period. As of September 30, 2020 and December 31, 2019, the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

Advertising

Advertising is expensed as incurred and is included in other general and administrative expenses. There were $0 and $522 advertising expenses for the three months ended September 30, 2020 and 2019, respectively; $514 and $2,539 for the nine months ended September 30, 2020 and 2019, respectively.

Recently Issued Accounting Pronouncements

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

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”). ASU 2018-13 removes, modifies and adds certain disclosure requirements in Topic 820 “Fair Value Measurement”. ASU 2018-13 eliminates certain disclosures related to transfers and the valuations process, modifies disclosures for investments that are valued based on net asset value, clarifies the measurement uncertainty disclosure, and requires additional disclosures for Level 3 fair value measurements. ASU 2018-13 is effective for the Company for annual and interim reporting periods beginning January 1, 2020. The adoption of this ASU did not have a material effect on the Company’s consolidated financial statements.

In May 2019, the FASB issued ASU 2019-05, which is an update to ASU Update No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which introduced the expected credit losses methodology for the measurement of credit losses on financial assets measured at amortized cost basis, replacing the previous incurred loss methodology. The amendments in Update 2016-13 added Topic 326, Financial Instruments—Credit Losses, and made several consequential amendments to the Codification. Update 2016-13 also modified the accounting for available-for-sale debt securities, which must be individually assessed for credit losses when fair value is less than the amortized cost basis, in accordance with Subtopic 326-30, Financial Instruments— Credit Losses—Available-for-Sale Debt Securities. The amendments in this Update address those stakeholders’ concerns by providing an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. For those entities, the targeted transition relief will increase comparability of financial statement information by providing an option to align measurement methodologies for similar financial assets. Furthermore, the targeted transition relief also may reduce the costs for some entities to comply with the amendments in Update 2016-13 while still providing financial statement users with decision-useful information. In November 2019, the FASB issued ASU No. 2019-10, which to update the effective date of ASU No. 2016-13 for private companies, not-for-profit organizations and certain smaller reporting companies applying for credit losses standard. The new effective date for these preparers is for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company has not early adopted this update and it will become effective on January 1, 2023 assuming the Company will remain eligible to be smaller reporting company. The Company is currently evaluating the impact of this new standard on Company’s consolidated financial statements and related disclosures.

The Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

NOTE 4 – PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other assets consist of the following:

	September 30,	December 31,
	2020	2019
	(Unaudited)
Supplies on hands	$82,327	$100,156
Prepaid expenses	282,863	331,454
Deposits	88,790	95,224
Total prepaid expenses and other assets	$453,980	$526,834

NOTE 5 – RENTAL PROPERTIES, NET

Victory Plaza is located in Dalian City, Liaoning province of China. It was built by DVPD from 1993 to 1998.

The Company leases its own properties and lease-backed properties to tenants and manages the Victory Plaza.

The following table summarized ownership of rental properties.

As of September 30, 2020

Group	Description of Property	Cost	Square Feet	% of Total Square Feet	Units
(Unaudited)
A	Owned by DVPD	$22,190,266	240,455	16%	433
B	Sold properties with buy- back options or return is in process without paying off	11,965,364	130,394	9%	495
C	Properties with buy- back options transferred to SML in 2017 and 2018 *	7,832,140	86,251	6%	319
D	Sold properties without buy- back options	-	1,023,519	69%	1,926
Rental properties at cost		41,987,770	1,480,619	100%	3,173
Less: Accumulated depreciation		(20,877,036)
Rental properties, net		$21,110,734

As of December 31, 2019

Group	Description of Property	Cost	Square Feet	% of Total Square Feet	Units
A	Owned by DVPD	$21,704,162	240,455	16%	433
B	Sold properties with buy- back options or return is in process without paying off	11,703,248	130,394	9%	495
C	Properties with buy- back options transferred to SML in 2017 and 2018 *	7,660,568	86,251	6%	319
D	Sold properties without buy- back options	-	1,023,519	69%	1,926
Rental properties at cost		41,067,978	1,480,619	100%	3,173
Less: Accumulated depreciation		(19,733,963)
Rental properties, net		$21,334,015

* See Note 11, Property Financing Agreement Payable

Depreciation expense for the rental properties was $233,640 and $226,359 for the three months ended September 30, 2020 and 2019 respectively, and $682,569 and $695,264 for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, 1,023,519 square feet (95,088 square meters) of total rental properties (group D property), or 69% of rental properties were sold, which was the same as of December 31, 2019. These sold properties are owned by various unrelated individuals and entities. The majority of these properties were sold during the period from 1998 to 2012. Pursuant to the sale contracts, at the date of the sale, buyers obtained integrated legal ownership to the sold properties and assumed the significant risks and rewards of ownership of the property (had the ability to rent and sell the property at-will) while the Company received the payments of the purchase prices. These sales were considered final sales. The allocated carrying cost and land use rights costs were derecognized and gains or losses were recognized when the sales were completed.

As of September 30, 2020, DVPD owned 240,455 square feet (22,339 square meters) of total rental properties (group A property) (approximately 16%) with legal title, which was the same as of December 31, 2019. Rental properties are carried at cost, which includes allocated construction costs and allocated original purchased land use right costs. These properties were recorded under the caption of “rental properties”.

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

As of September 30, 2020, group B properties had 130,394 square feet (12,114 square meters), or 9% of total properties, which was the same as of December 31, 2019.

Pursuant to the SML financing agreement (see Note 10, Property Financing Agreement Payable), SML will negotiate with each individual property owner who exercised their option to request the Company to buy back the property on a case by case basis and pay an agreed upon price to the property owner. SML will acquire the title to the property and settle with the previous owner and extend the buy-back option to May 15, 2023. The Company will honor the buy-back agreements and agreed to pay the same purchase price stated in the original buy-back agreements. SML will also negotiate with lease back owners and settle the balance due that the Company owed to lease owners. The Company will pay interest at 8% per annum of the balance (buy-back price) owed to SML. As of September 30, 2020 and December 31, 2019, 86,251 square feet (8,013 square meters) of properties were owned by SML.

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

Expected future minimum rents to be received over the next few years from leases in effect as of September 30, 2020 are as follows:

For the Twelve Months Ending September 30,	Amount
(Unaudited)
2021	$69,937
2022	69,054
2023	16,952
Total	$155,943

NOTE 6 –PROPERTY AND EQUIPMENT

Property and equipment are composed of the following:

	Estimated Useful Life	September 30, 2020	December 31, 2019
		(Unaudited)
Rental property	45 years	$223,375	$218,482
Office equipment	3-5 years	325,457	319,359
Business machinery and equipment	5-10 years	3,010,522	2,944,603
Auto	5 years	25,124	24,574
Improvements	5-10 years	10,221,163	9,997,516
Total properties, machinery and equipment		13,805,671	13,504,534
Less: accumulated depreciation and amortization		(13,485,215)	(13,074,471)
Property and equipment, net		$320,456	$430,063

Depreciation expense was $32,205 and $58,737 for the three months ended September 30, 2020 and 2019, respectively; $116,546 and $172,164 for the nine months ended September 30, 2020 and 2019, respectively.

NOTE 7 - INTANGIBLE ASSETS

Intangible assets consist of the software used in property management, which has a 5-year estimated useful life. The cost and related amortization are as follows:

Property Management Software	September 30, 2020	December 31, 2019
	(Unaudited)
Cost	$26,398	25,819
Less: accumulated depreciation	(12,321)	(8,179)
Intangible assets, net	$14,077	17,640

Amortization expense was $1,419 and $1,279 for the three months ended September 30, 2020 and 2019, respectively, $3,855 and $3,927 for the nine months ended September 30, 2020 and 2019, respectively.

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

Due to the impact of the coronavirus pandemics, the Company has moved out of its New York office located in 424 Madison Avenue, New York, NY (the “Premise”) on February 28 2020. The lease between the landlord (the “Landlord”) and the Company, dated June 12, 2019 (the “Lease”), was to expire on August 31, 2022. On February 28, 2020, the Company entered into a surrender agreement with the Landlord to surrender possession of the premises prior to the natural expiration of the Lease term (the “Surrender Agreement”), pursuant to which, the Company shall remain liable for all obligations under the Lease until the Landlord re-rents the Premises, which the Landlord will attempt to do, in good faith. The Company also represents that the Landlord may draw down on the security deposit, which totals $85,215, to cover the rent, damages, and any other expenses. Judging by the current market condition in New York City and the ongoing stay-at-home order issued by the local government, the Company believes that the Landlord may not be able to re-rent the Premises and in such event, the Company will be liable for the remaining rent from March 1, 2020 to August 31, 2022, in an estimated amount of $425,000

On March 27, 2018, Sino Pride leased office space which expired on March 26, 2020. The lease is classified as an operating lease. At the lease commencement date, the Company recognized a right-of-use asset and a lease liability, which is the present value of the total lease payments discounted at 5.25% - a premium bank lending rate per annum at the date. The right-of-use asset is amortized over the term of lease. On March 4, 2020, Sino Pride terminated the lease. As of September 30, 2020, Sino Pride maintains no lease agreement in HK.

Lease Liability maturities as of September 30,

(Unaudited)
2021	$178,294
2022	161,618
Total Lease Liability maturities	$339,912

Right of use (“ROU”) assets consist of the followings as of September 30, 2020 and December 31, 2019:

Right of Use Assets as of September 30, 2020

Lease Type	Property Group	Lease Units	ROU Assets	Accumulated Depreciation	ROU, Net
(Unaudited)
Operating lease - Rental	-	1	$491,853	$(181,361)	$310,492
Total		1	$491,853	$(181,361)	$310,492

Right of Use Assets as of December 31, 2019

Lease Type	Property Group	Lease Units	ROU Assets	Accumulated Depreciation	ROU, Net

Financing lease	B	1	$61,261	$(60,166)	$1,095
Operating lease - Rental	-	2	564,865	(81,782)	483,083
Total		3	$626,126	$(141,948)	$484,178

There were 0 and 6 lease-back leases that expired during the nine months ended September 30, 2020 and the year ended December 31, 2019, respectively. The Company did not renew those leases.

Amortization of financing leases was $0 and ($10,545) for the three months ended September 30, 2020 and 2019, respectively; $0 and $31,821 for the nine months ended September 30, 2020 and 2019, respectively.

Lease expense was $101,197 and $82,336 for the three months ended September 30, 2020 and 2019, respectively; $221,319 and $239,308 for the nine months ended September 30, 2020 and 2019, respectively.

Short-term rental lease expense represents lease with an initial term of 12 months or less. Short-term rental lease expense included in lease expense was $10,671 and $124,949 for the three months ended September 30, 2020 and 2019, respectively; $41,781 and $266,118 for the nine months ended September 30, 2020 and 2019, respectively.

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

From January 1, 2020 to September 30, 2020, ZKCZ has made payments of approximately RMB 19,588,000 or $2,801,000 back to the Company. The outstanding loan principal and accrued interest from ZKCZ was approximately $3.4 million and $1.4 million, respectively, at September 30, 2020, net of valuation allowance of approximately $2.7 million. As of September 30, 2020, the Company has allowance of RMB18,144,100 or $2,664,723 in the accompanying unaudited condensed consolidated financial statements. No bad debt allowance were made during the three months ended September 30, 2020 and 2019. $0 and $2,570,000 bad deb allowance were made during the nine months ended September 30, 2020 and 2019, respectively.

Movements of allowance for doubtful accounts are as follows:

Balance
Beginning balance at December 31, 2019	$2,606,349
Addition	-
Write off	-
Exchange rate effect	58,374
Ending balance at September 30, 2020	$2,664,723

NOTE 10 – BANK LOANS PAYABLE

The following table sets forth the Company’s loans payable as of September 30, 2020 and December 31, 2019:

	September 30,	December 31,
	2020	2019
	(Unaudited)
Harbin Bank Loans
Interest at 5.88 per annum, payable 07/18/2027	$56,735,275	$55,519,644
Interest at 5.88 per annum, payable 07/19/2024	4,196,126	4,104,206
Interest at 6.50% per annum, payable 12/20/2018-In default	3,377,882	3,303,885
Interest at 6.50% per annum, payable 09/27/2019-In default	2,922,602	2,858,579
Interest at 6.50% per annum, payable 03/11/2020-In default	1,503,893	1,470,948
Paycheck Protection Program (“PPP”) Loan
Interest at 1.0% per annum, payable 5/10/2022	114,970	-

Total Principal	68,850,748	67,257,262
Less:
unamortized debt issuance cost	(301,318)	(335,849)
Total Bank Loans Payable, net	$68,549,430	$66,921,413

Harbin Bank Loans

On July 20, 2014, the Company’s subsidiary, DVPD entered into a 10-year loan agreement (the “RMB 390 million Loan”) $57,277,133 (RMB 390,000,000 translated at September 30, 2020 exchange rate) long-term borrowing from Harbin Bank (the “Bank”). The loan was used for “repayment of other bank loans, repayment of shareholder loans and renovations”. The loan charges a floating rate of interest at 120% of the loan rate published by the People’s Bank of China for similar loans. Current benchmark rate for a business loan over 5 years is 4.9% per annum adjusted on October 24, 2015. The average interest rate was 5.88% for the three-month periods ended September 30, 2020 and 2019. The average interest rate was 5.88% for the nine-month periods ended September 30, 2020 and 2019. Originally, the loan was to mature on June 19, 2024. On August 17, 2017, the Bank agreed to the following: (i) to extend the maturity date of the Loan from July 19, 2024 to July 18, 2027; (ii) to extend the initial monthly repayment date from August 20, 2017 to July 20, 2020 however, during the extended period, the Company has to repay principal of $73,432 (RMB 500,000) per quarter plus monthly interest; and (iii) add Mr. Alex Brown, the controlling shareholder and founder of VCI, as a joint and several guarantor. The loan agreement includes customary events of default, including DVPD’s failure to pay any principal or interest when due, becoming insolvent, or ceasing operations, or if there is a material adverse change in the assets, business, commitments, or prospects of DVPD. Upon the Bank’s declaration of an event of default under the Loan agreement, the Bank can demand payment in full of all outstanding principal and accrued interest. The RMB 390 million Loan balance was $56,735,275 (RMB 386,310,489 translated at September 30, 2020 exchange rate) and $55,519,644 (RMB 386,500,000 translated at December 31, 2019 exchange rate) as of September 30, 2020 and December 31, 2019, respectively.

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

According to the loan agreement with the Bank dated August 17, 2017, the Company had paid to the Bank the quarterly principal plus monthly interest through the first quarter of 2019. The Company, however, has not made such payment since April 2019, which can be considered as an event of default. As of September 30, 2020, accrued quarterly principal and interest totaled approximately $5.6 million (the “RMB 390 million Loan Balance Due”).

On March 24, 2015, DVPD entered into a loan agreement (the “RMB 50 million Loan”) for a $7,343,222 (RMB 50,000,000 translated at September 30, 2020 exchange rate) long-term borrowing from the Bank. The RMB 50 million Loan was used for renovations. The RMB 50 million Loan charges a floating rate of interest at 120% of the loan rate published by the People’s Bank of China. The current benchmark rate for a business loan over 5 years is 4.9% per annum adjusted on October 24, 2015. The average interest rates for the three-month periods ended September 30, 2020 and 2019 were 5.88% and 5.92%, respectively. The maturity date of the RMB 50 million Loan is July 19, 2024. The RMB 50 million Loan agreement includes customary events of default, including DVPD’s failure to pay any principal or interest when due, becoming insolvent, or ceasing operations, or if there is a material adverse change in the assets, business, commitments, or prospects of DVPD. Upon the Bank’s declaration of an event of default under the loan agreement, the Bank Loan can demand payment in full of all outstanding principal and accrued interest. The RMB 50 million Loan balance was $4,196,127 (RMB 28,571,429 translated at September 30, 2020 exchange rate) and $4,104,206 (RMB 28,571,429 translated at December 31, 2019 exchange rate) at September 30, 2020 and December 31, 2019, respectively.

The RMB 50 million Loan is secured substantially by 2,053 square meters (22,098 square feet) of rental properties owned by DVPD and guaranteed jointly by Sino Pride, DVPD and DVBM. If DVPD fails to fulfill the obligations of the relevant provisions of the Loan agreement, each guarantor shall be liable and pay liquidated damages to the Bank. The damages are 20% of the principal amount of the loan. The Company is required to make the principal and interest payments from April 20, 2015 through the Maturity Date. The Company, however, has not made such payment since April 2019, which can be considered as an event of default. As of September 30, 2020, the accrued principal and interest totaled approximately $1.5 million (the “RMB 50 million Loan Balance Due”).

On December 21, 2017, DVPD entered into a liquidity loan agreement (the “RMB 23 million Loan”) for a principal amount of $3,377,882 (RMB 23,000,000 translated at September 30, 2020 exchange rate) from Harbin Bank (the “Bank”) with interest at 6.5%, payable monthly. The RMB 23 million Loan was used for short term liquidity needs. On December 28, 2017, DVPD borrowed an additional $1,762,373 (RMB 12,000,000 translated at September 30, 2020 exchange rate). The term of the loan was one year and was due on December 20, 2018. On January 19, 2018, DVPD borrowed an additional $1,615,509 (RMB 11,000,000 translated at September 30, 2020 exchange rate). DVPD may choose to extend the term of the loan after obtaining prior written consent from the Bank at least 15 days prior to the maturity date. Currently, the loan agreement includes customary events of default, including DVPD’s failure to pay any principal or interest when due, becoming insolvent, or ceasing operations, or if there is a material adverse change in the assets, business, commitments, or prospects of DVPD. Upon the bank’s declaration of an event of default under the loan agreement, the Bank can demand repayment in full of principal and accrued interest. The Loan also prohibits the payment of dividends. The RMB 23 million loan is secured by the same collateral as the RMB 50 million loan and is guaranteed jointly by DVBM and Sino Pride.

As the date of this Quarterly Report, the Company has not made the repayment and the loan is in default.

On September 27, 2018, DVPD borrowed $2,922,602 (RMB 19,900,000 translated at September 30, 2020 exchange rate) in a short-term loan from Harbin Bank (the “RMB 19.9 million Loan”). The loan requires interest at 6.50% per annum and expired on September 12, 2019. The use of loan proceeds is restricted to pay principal and interest amounts owed to Harbin Bank.

As of the date of this Quarterly Report, the Company has not made the repayment and the loan is in default.

On March 26, 2019, DVPD borrowed $1,503,892 (RMB 10,240,000 translated at September 30, 2020 exchange rate) in a short-term loan from Harbin Bank (the “RMB 10.24 million Loan”, together with the RMB 23 million Loan and RMB 19.9 million Loan, the “Liquidity Loan Balance Due”). The loan requires interest at 6.50% per annum and expires on March 11, 2020. The use of loan proceeds is restricted to pay principal and interest amounts owed to Harbin Bank.

As of the date of this Quarterly Report, the RMB 10.24 million Loan has not made the repayment and the loan is in default.

As of the date of this Quarterly Report, the RMB 23 million Loan, RMB 19. 9M Loan, and RMB 10.24 million Loan have become due since the Company has not made the corresponding payment.

The weighted average interest rate for these loans was 6.50% per annum for the three and nine months ended September 30, 2020 and 2019.

For the three months ended September 30, 2020 and 2019, interest expense incurred for the above loans, including amortization of debt issuance costs amounted to $1,057,828 and $1,935,718, respectively; $3,068,086 and $5,480,468 for nine months ended September 30, 2020 and 2019, respectively.

The Bank and the Company are currently discussing potential refinancing to convert the principal and interests due, including the RMB 390 million Loan Balance Due, the RMB 50 million Loan Balance Due, and the Liquidity Loan Balance Due into a new loan and an additional liquidity loan in the amount of RMB 50 million (collectively, the “Refinancing Loans”). The collateral for the potential RMB 50 million loan will be the remaining values of the same collateral for the RMB 390 million Loan and RMB 50 million Loan but ranking junior to the RMB 390 million Loan and RMB 50 million Loan. In addition, the Company has been negotiating with the Bank for a waiver of the penalty for late payment of the related loan interest (the “Penalty Waiver”). The Company has already submitted the application for the Refinancing Loans and request for the Penalty Waiver to the Bank and is awaiting the Bank’s approval. However, there is no assurance that such Refinancing Loans or Penalty Waiver will be approved by the Bank.

As of the date of this Quarterly Report, the Company is not aware that the Bank has declared an event of default or taken any legal action against it for defaulting on the RMB 23 million Loan, RMB 19.9 million Loan and RMB 10.24 million Loan. In the event that the Bank rejects its Refinancing Loan application and/or commences legal proceedings against it regarding the loans that are in default, the Company would have to pay a penalty of approximately $982,000 to the Bank. In addition, the Company may lose its collateralized assets which will cause a material adverse effect on its results of operations. Furthermore, if the collateral on those loans cannot satisfy its payment obligation, the Company may be forced to commence liquidation if it does not have sufficient liquidity or cannot raise sufficient fund at that time, if any at all.

PPP Loan

On May 11, 2020, the Company received loan proceeds in the amount of $114,970 under the U.S. Small Business Administration (“SBA”) Paycheck Protection Program. The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest are forgivable after eight weeks (or an extended 24-week covered period) as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be further reduced if the borrower terminates employees or reduces salaries during the eight-week period by more than 25%. The Company believes that its use of the loan proceeds of $114,970 complied with the conditions for forgiveness of the loan and interest.  The Company is planning to file for loan forgiveness before the end of 2020. There can be no assurance that the full amount of the loan will be forgiven.

Debt Maturities

As of September 30, 2020, scheduled maturities of the Company’s outstanding bank loans were as follows:

Twelve months ending September 30,
(Unaudited)
2021	$7,495,962
2022	1,080,507
2023	1,080,505
2024	1,080,503
2025	1,080,503
Thereafter	57,032,768
Total debt maturities	68,850,748
Less: unamortized debt issuance costs	(301,318)
Total debt obligations	$68,549,430

NOTE 11 – PROPERTY FINANCING AGREEMENTS PAYABLE

Property financing agreements payable consists of the following as of September 30, 2020 and December 31, 2019.

	September 30, 2020	December 31, 2019
	(Unaudited)
Buy-back financing agreements - Group B properties	$43,651,073	$42,680,410
SML financing agreements - group C properties *	31,127,567	34,802,880
Less: unamortized SML financing cost		(18,509)
Total property financing agreements, net	$74,778,640	$77,464,781

* includes amount of lease-back payables transferred to SML plus accrued interest

Buy-back Financing Agreements

As of September 30, 2020, 216,645 square feet (20,127 square meters) of total properties (15%), which are included Group B and Group C properties-the properties transferred to SML) were sold to various unrelated individuals and entities with a buy-back option. The majority of these properties were sold in the period from 1998 to 2012. The date of buy-back options ranged from 2014 to 2018.

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

Detailed information on property buy-back financing agreements payable in group B as of September 30, 2020 and December 31, 2019 as follows.

	Units	Square Feet	Selling Price	Buy-Back Price	Property Financing Agreements Payable
(Unaudited)
September 30, 2020
Effective agreements	4	1,625	$462,093	$629,211	$611,808
Past due agreements	491	128,769	38,186,049	43,037,794	43,039,265
Total financing agreements	495	130,394	$38,648,142	$43,667,006	$43,651,073

December 31, 2019
Effective agreements	5	1,948	$533,965	$713,740	$686,960
Past due agreements	490	128,446	37,267,543	41,996,688	41,993,450
Total financing agreements	495	130,394	$37,801,508	$42,710,428	$42,680,410

The buy-back price is the price that Company has to pay when the owner of property exercises their option to have the Company buy-back the property. This price is stated in the buy-back agreement. Property financing agreements payable is the amount that the Company accrued as a liability as of the reporting date. At the date of maturity, property financing agreements payable will equal the buy-back price. As of September 30, 2020, the Company paid a total of $3,553,790 (RMB 24,197,759) to the owners of property, which was recorded as a reduction of the Property Financing Agreement Payable in the accompanying consolidated financial statements.

Property financing agreements payable will be derecognized when the buy-back amount is fully paid. In the case of settlement, the remaining unpaid balance will be reclassified from buy-back payable to other payables. The amount recorded as buy-back payables reclassified to other payables was $4,245,344 and $4,152,344 as of September 30, 2020 and December 31, 2019, respectively.

Following table set forth the expiration of buy-back options (Group B properties) and the buy-back amount.

Future Expiration	Units	Buy-Back Amount
		(Unaudited)
Past due as of 9/30/2020	491	$43,037,794
9/30/2021	2	370,377
9/30/2022	2	258,834
Total	495	$43,667,006

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

The SML Agreement helped the Company to temporarily relieve part of pressure from disputes and expedite the settlements which will help Company to improve its credit and financial position so that the Company can focus on the Renovation. However, as of December 31, 2019, the Company has temporarily suspended the renovation projects due to its inability to raise the needed fund. SML has no relationship or affiliation with the Company other than this agreement. As of September 30, 2020, the properties with buy-back options totaled 319 units, 86,251 square feet (8,013 meters). From January 1, 2020 to September 30, 2020, the Company paid a total of RMB 41,464,045 ($5,928,686) to SML, which was recorded as a reduction of the Property Financing Agreement Payable in the accompanying consolidated financial statements.

Amounts under the SML Agreement as of September 30, 2020 and December 31, 2019 consist of following:

	September 30, 2020	December 31, 2019
	(Unaudited)
Buy-back related cases: including historical buy-back remaining balance	$20,359,475	$25,869,672
Lease-back related cases: including historical lease-back payable remaining balance	4,110,197	4,020,158
Accrued interest payable to SML	6,657,895	4,913,051
Total SML financing agreements	$31,127,567	$34,802,881

NOTE 12 – Account Payable and accrued liabilities

Accounts payable and accrued liabilities consist of the following:

	September 30, 2020	December 31, 2019
	(Unaudited)
Accounts payable	$5,185,004	$3,461,758
Wages and employee benefits payable	682,931	679,189
Taxes payable*	1,227,739	806,380
VAT payable	1,014,567	745,935
Bank loan interest payable	6,427,675	3,245,679
Total accounts payable and accrued liabilities	$14,537,916	$8,938,941

* Taxes payable consist of the following:

	September 30, 2020	December 31, 2019
	(Unaudited)
Individual income taxes	$25,698	$27,150
Business taxes	203,351	169,336
Property and land use taxes	465,199	269,646
Tax penalties	422,927	247,732
Other surcharge and fees	110,564	92,516
Total	$1,227,739	$806,380

In accordance with the tax laws of the PRC, the Company accrued tax penalties payable of $422,927 and $247,732 as of September 30, 2020 and December 31, 2019, respectively.

NOTE 13 – LEASE LIABILITIES

Leases liabilities consisted of following as of September 30, 2020.

Lease Type	Property Group	Lease Units	Lease Payable
			(Unaudited)
Financing leases	D	2	16,374
Operating lease	Office rent	1	323,538
Total		3	$339,912

Leases liabilities consisted of following as of December 31, 2019.

Lease Type	Property Group	Lease Units	Lease Payable

Financing leases	B	1	$1,637
Financing leases	D	2	21,118
Operating lease	Office rent	2	498,509
Total		5	$521,264

For the nine months ended September 30, 2020, no lease-back leases expired. For the year ended December 31, 2019, 5 lease-back leases expired. The Company did not renew those leases. The unpaid lease liabilities were included in “Other payables” in the accompanying consolidated financial statements. Accumulated unpaid lease-back liabilities were $5,643,263 and $5,529,680 as of September 30, 2020 and December 31, 2019, respectively.

For the financing leases, the Company did not process any cash payments for the nine months ended September 30, 2020 and 2019. During the same periods, their respective weighted average remaining lease term was about one year whereas the lease liabilities resulting from right-to-use assets were $16,374 and $22,755. For the operating leases, the expense was $42,500 and $82,336 for the three months periods ended September 30, 2020 and 2019, respectively; $135,037 and $239,308 for the nine months ended September 30, 2020 and 2019, respectively. During the same periods, their respective weighted average remaining lease terms were about one year whereas the supplemental noncash on lease liabilities resulting from right-to-use assets were $323,538 and $498,509.

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

Lease expenses from financing and operating lease consisted of (i) amortization of the ROU asset; (ii) interest expense of the lease liability and (iii) other one-time payments due to settlement or late-payment reimbursement; (iv) lease-back expenses; and (v) rental expenses from the short-term leases. The Company incurred $0 and $10,545 of amortization of ROU assets for the three months periods ended September 30, 2020 and 2019, respectively; $0 and $31,821 for the nine months period ended September 30, 2020 and 2019, respectively. The Company incurred $0 and $(567) of interest expense in connection with financing leases for the three months ended September 30, 2020 and 2019, respectively; $0 and $1,406 for the nine months ended September 30, 2020 and 2019, respectively. Rental expense for the short-term leases was $10,671 and $124,949 for the three months ended September 30, 2020 and 2019, respectively; $41,781 and $266,118 for the nine months ended September 30, 2020 and 2019, respectively. Total lease expense was $107,364 and $82,336 for the three months ended September 30, 2020 and 2019, respectively; $227,486 and $239,308 for the nine months ended September 30, 2020 and 2019, respectively.

New York’s office lease expires on August 31, 2022. The future minimum rental payments are as follows:

For the twelve months ending
(Unaudited)
September 30, 2021	$161,920
September 30, 2022	161,618
Total	$323,538

NOTE 14 – OTHER PAYABLES

Other payables consist of the following:

	September 30,	December 31,
	2020	2019
	(Unaudited)
Tenant deposits payable	2,438,885	2,624,528
Tenants escrow account	1,819,316	1,694,568
Guaranteed rent payable	289,287	282,950
Expired lease-back payable	5,643,263	5,529,680
Buy-back payable	4,245,344	4,152,344
Accrued liabilities for additional payable from litigation	5,053,446	4,742,632
Union, housing, heating and others	1,077,656	879,996
Total Other Payables	$20,567,199	$19,906,698

NOTE 15 – RELATED PARTY TRANSACTIONS

The Company has been financing its operations by borrowing funds from Sino Pride and DVDC, the holder of the 20% non-controlling equity interest of DVPD.

Loan payable to related party consists of following as of September 30, 2020 and December 31, 2019:

	September 30,	December 31,
	2020	2019
	(Unaudited)
Loan payable to DVDC	$10,832,134	$10,594,843
Due to related individual including major shareholder	2,072,161	1,339,948
Loan payable to related parties	$12,904,295	$11,934,791

Loan Payable to DVDC

DVDC contributed land use rights and infrastructures valued at $20,000,000 to DVPD. Among this $20,000,000 contribution, $6,800,000 was recorded as registered capital, $13,200,000 was recorded as a loan payable to DVDC per the December 25, 2000 agreement. The loan is payable when DVPD is profitable. Loan principal $3,300,000 (25% of $13,200,000) bears interest at 8% per annum. The interest rate for the remaining balance of principal is equal to the loan rate published by Bank of China at 4.65% per annum as of September 30, 2020.

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

Loan payable to DVDC consists of following at September 30, 2020 and December 31, 2019.

	September 30, 2020	December 31, 2019
	(Unaudited)
Loan principal	$13,200,000	$13,200,000
Advance payments for infrastructure construction	(5,685,747)	(5,685,747)
Other payable to DVDC	215,136	215,136
Net loan payable to DVDC	7,729,389	7,729,389
Foreign exchange effect	3,102,745	2,865,454
Net loan payable to DVDC	$10,832,134	$10,594,843

Accrued interest expense – related parties was $136,310 and $134,708 for the three months ended September 30, 2020 and 2019, respectively; $402,507 and $403,084 for the nine months ended September 30, 2020 and 2019. Total accrued interest payable to related parties was $12,192,065 and $11,520,609 at September 30, 2020 and December 31, 2019, respectively.

Due to Related Individual

The spouse of our major shareholder provided working capital for our US office expenses. As of September 30, 2020, and December 31, 2019, the amount due to this individual was $2,072,161 and $1,339,948, respectively. The amount due earns no interest and is due on demand.

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

Loans, repayments and accrued interest payable to Sino Pride as of September 30, 2020 are as followed:

(Unaudited)
Loan Payable to Sino Pride
Loan balance at December 31, 2018	$13,503,748
Repayment in 2018	(200,000)
Loan balance at September 30, 2020	$13,303,748

Interest Payable to Sino Pride
Interest payable at 12/31/2017	$7,451,973
Accrued interest in 2018	1,079,968
Accrued interest in 2019	1,079,083
Interest payable at December 31, 2019	9,611,024
Accrued interest in the nine months ended September 30, 2020	809,310

Interest payable at September 30, 2020	$10,420,334

The above inter-company loan payable of $13,303,748 and $13,303,748, and accrued interest payable of $10,420,334 and $9,611,024 at September 30, 2020 and December 31, 2019, respectively, have been eliminated in the accompanying consolidated financial statements. The interest expense of $269,770 and $269,771 for the three months ended September 30, 2020 and 2019, respectively, have been eliminated in the accompanying consolidated financial statements. The interest expense of $809,310 and $809,312 for the nine months ended September 30, 2020 and 2019, respectively, have been eliminated in the accompanying consolidated financial statements.

Loan Payable to Shareholder/Due to Shareholder

Due to shareholder represents the investment amount that Sino Pride received from its former shareholders, which was assigned to the Company’s current major shareholder, Mr. Alex Brown. Loan payable to shareholder was $66,556,694 and $65,931,644, respectively, at September 30, 2020 and December 31, 2019. During the nine months ended September 30, 2020 and 2019, Mr. Alex Brown advanced $625,050 and $949,420 to the Company, respectively. The balance due to shareholder bears no interest and is payable on demand. If the interest was calculated at 3.25% (September 2020 US (Fed) Prime rate) and 5.0% (September 2019 US (Fed) Prime rate) for the loan payable to shareholder, the balance for interest expense would have been approximately $1.6 million and $2.4 million for the nine months ended September 30, 2020 and 2019, respectively.

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

DVPD and DVBM are located in China and governed by the Income Tax Law of the PRC. Under the Income Tax Laws of the PRC, Chinese companies are generally subject to an income tax at an effective rate of 25% on income reported in the statutory financial statements after appropriate PRC tax adjustments. DVPD and DVBM are subject to these statutory rates. Operating losses can be carried forward for five years.

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

As of September 30, 2020 and December 31, 2019, DVPD, DVBM and Sino Pride had a combined net foreign operating loss carry forwards of approximately $74.6 million, translated at the September 30, 2020 exchange rate, and $54.6 million, translated at the December 31, 2019 exchange rate, respectively that may be available to reduce future years’ taxable income. These foreign losses may not offset US income taxes in the future. Management believes that it appears more likely than not that the Company will not realize these tax benefits.

As of September 30, 2020 and December 31, 2019, VCM had approximately $3.6 million and $2.7 million net operating loss carryforwards, respectively. In the U.S net operating losses incurred prior to December 31, 2017, can be carried forward 20 years. Under the TCJA, net operating losses can be carried forward indefinitely. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Act (CARES Act), was signed into law, which made significant changes to the Net Operating Loss (NOL) carryback rules, for both individuals and businesses. Under the TCJA, for tax years beginning in 2018 and thereafter, NOL carrybacks are not allowed. Rather, NOLs are carried forward indefinitely but limited to 80 percent of taxable income.

The CARES Act temporarily suspends these provisions. Under the CARES Act, NOLs generated in tax years beginning after December 31, 2017 and before January 1, 2021 (i.e., 2018, 2019 and 2020 for calendar year taxpayers), can be carried back five years and carried forward indefinitely with no limitation.

The Company has no operating income in the US. Management believes that it appears more likely than not that the Company will not realize these tax benefits. VCM’s tax return for the years ended December 31, 2017, 2018 and 2019 are open to IRS inspection.

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

As of September 30, 2020 and December 31, 2019, deferred tax assets consisted of:

	September 30,	December 31,
	2020	2019
	(Unaudited)
Net operating loss carryforwards
Foreign operations	$16,401,680	$13,366,178
US operations	759,069	560,079
Valuation allowance	(17,160,749)	(13,926,257)
Deferred tax assets - net	$-	$-

The valuation allowance was increased by $3,234,492 and decreased by $3,496,638 for the nine months ended September 30, 2020 and 2019, respectively.

The provision for income taxes for the nine months ended September 30, 2020 and 2019 are summarized as follows:

	September 30,	September 30,
	2020	2019
	(Unaudited)
Current	$-	$-
Deferred	3,234,492	(3,496,638)
Change in valuation allowance	(3,234,492)	3,496,638
Total	$-	$-

NOTE 17– STOCKHOLDERS’ EQUITY

The Company is authorized to issue up to 600,000,000 shares of common stock, par value $0.0001 per share. On November 13, 2017, the Company issued 20,700,000 shares of its common stock to Alex Brown, Chairman and Chief Executive Officer of the Company and received consideration of $2,070 in cash.

Initial Public Offering

Pursuant to the Registration Statement on Form S-1, the Company closed its initial public offering on March 28, 2019. The offering price was $1 per share. The Company sold 1,011,000 shares and received proceeds of $1,011,000.

NOTE 18 - STATUTORY RESERVE

Pursuant to the PRC law, entities must make appropriations from after-tax profits to a non-distributable “statutory surplus reserve fund”. Subject to certain cumulative limits, the “statutory surplus reserve fund” requires annual appropriations of 10% of after-tax profit until such appropriations reach 50% of the registered capital (as determined under accounting principles generally accepted in the PRC (“PRC GAAP”) at each yearend). DVPD and DVBM have not made any appropriations to the statutory reserve, as they have not yet generated any after-tax profits.

NOTE 19 – NONCONTROLLING INTEREST

Noncontrolling interest represents DVDC’s 20% equity ownership interest in DVPD and DVPD’s operating results including its 5% equity ownership interest in DVBM. Non-controlling interest consisted of the following as of September 30, 2020 and December 31, 2019:

	September 30, 2019	December 31, 2019
	(Unaudited)
Noncontrolling interest at beginning of the period	$(43,300,788)	$(42,242,097)
Net loss	(1,021,828)	(1,495,208)
Foreign currency translation adjustment	(844,040)	436,517
Noncontrolling interest at end of the period	$(45,166,656)	$(43,300,788)

NOTE 20 - COMMITMENTS AND CONTINGENCIES

Country Risk

Our PRC subsidiaries are subject to laws and regulations applicable to companies in China. As the Company’s principal operations are conducted currently in the PRC, it is subject to contingencies and risks not typically associated with companies in North America and Western Europe. These risks include, among others, risks associated with the political, economic and legal environments and foreign currency exchange limitations encountered in the PRC. The Company’s results of operations may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, among other things.

In addition, all the Company’s transactions in the PRC are denominated in RMB, which must be converted into other currencies before remittance from the PRC. Both conversion of RMB into foreign currencies and remittance of foreign currencies abroad require approval of the PRC government.

Legal Proceedings

As of September 30, 2020, the Company had property financing agreements payable of $74,778,640, lease liabilities payable of $339,912, lease-back payables past due of $5,643,263, guaranteed rent payable of $289,287 and unpaid balances in connection with property buy-backs of $4,245,344. As of September 30, 2020, there were total of 594 lawsuits against the Company in Dalian City, China. Litigants claimed that the Company did not buy back the property pursuant to the sales contract or the Company did not pay the lease-back rental payments on time. These claims amounted to $25,729,060 (RMB 175,189,171 translated at the September 30, 2020 exchange rate). These payables were included in and reported under the caption of “Property financing agreements payable”, “Lease liabilities payable” and “Other payables”. In connection with the progress of these cases, the Company accrued $5,053,446 for possible extra litigation charges. The Company records the related attorney fees when invoiced. The attorney fees in connection with these cases was $121 and $4,508 for the three months ended September 30, 2020 and 2019, respectively; $8,984 and $8,058 for the nine months ended September 30, 2020 and 2019, respectively.

The nature of these lawsuits is to demand the Company buy-back the properties per agreements or to pay unpaid rent per lease-back agreements. The Company has been accruing the interest and included in property financing agreements payable and lease liabilities payable based on the lease agreements. The Company records the expired lease-back payables and unpaid buy-back payables in other payables and accrues additional estimated liabilities. Management believes the current recorded liabilities are reasonable estimates of the total final buy-back payments and total final lease-back payables. Should the ultimate settlement of these liabilities exceed the amount accrued, the Company will record additional estimated liabilities when known.

To deal with the litigation issues, the Company has worked with the plaintiffs and other owners of the lease-back properties. At the same time, SML has helped to resolve some of the litigation cases. The progress, however, has been very slow. As of the date of this Quarterly Report, the Company’s task group and SML have collectively resolved a total of 569 cases out of which 14 cases were resolved during the nine months ended September 30, 2020.

Company’s Assets Used as Collateral by Three Individuals

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

NOTE 21 – CONCENTRATION OF CREDIT RISK

The Company maintains cash balances in various banks in China and the Special Region of Hong Kong. Per regulation of PRC, the maximum insured for each bank deposit amount is approximately $72,700 (RMB 500,000) for each financial institution. As of September 30, 2020, the Company’s uninsured cash balance was approximately $0.

The Company receives rental and management fee income from approximately 700 tenants. Revenue from the top ten tenants accounted for 18.61% and 19.20% of total revenue, for the nine months ended September 30, 2020 and 2019, respectively, no individual tenant’s revenue accounts for more than 10% of the total revenue in the above periods. Accounts receivable from the top ten tenants accounts was 18.61% and 12.6% as of September 30, 2020 and December 31, 2019 respectively.

NOTE 22 - SUBSEQUENT EVENTS

Disposition of Sino Pride

On October 1, 2020, VCM entered into a sale and purchase agreement with VCI and Sino Pride Development (HK) Limited, an unrelated third party private company limited by shares incorporated in Hong Kong (the “Purchaser”), to sell all the equity interest in Sino Pride, to the Purchaser, in exchange for consideration of HK$1.00 (the “Disposition of Sino Pride”). The Disposition of Sino Pride includes the sale all of the equity interest of Sino Pride’s then subsidiaries (immediately after the restructuring transaction as disclosed below), including DVPD and DVBM.

On October 1, 2020 and immediately prior to the Disposition of Sino Pride, Sino Pride entered into a sale and purchase agreement with Hong Kong Sino Pride Development Limited (“HK SP”) to sell all the equity interests in DVPM, a subsidiary of Sino Pride, to HK SP, for consideration of HK$1.00. Concurrently, VCI entered into a sale and purchase agreement with the shareholder of HK SP to purchase all the equity interests in HK SP for HK$1.00. Prior to the transaction, HK SP was controlled by our CEO and formed for the purpose of completing the restructuring transaction. After the transactions, VCI owns all the equity interests in HK SP which in turn owns all the equity interests of DVPM (“Restructuring of DVPM”).

The following unaudited pro forma condensed consolidated balance sheets are based upon our historical consolidated statements, adjusted to give effect to the Disposition of Sino Pride and its subsidiaries, as if the transaction were completed on September 30, 2020.

UNAUDITED PRO FORMA CONDENSED COMBINED BALANCE SHEETS

AS OF SEPTEMBER 30, 2020

	As of September 30, 2020	Adjustments to Remove DVPD	Adjustments to Remove DVBM	Adjustments to Remove SP	Adjustments	Adjustments Note	Proforma adjusted to the disposition of Sino Pride

ASSETS
CURRENT ASSETS :
Cash and cash equivalents	$143,486	$59,503	$50,608	$23,903			$9,472
Restricted cash	-						-
Tenant and sundry receivables, net of allowance for doubtful accounts	274,661	8,051	249,030				17,580
Prepaid expenses and other assets	453,980	69,739	258,352	75	(85)	(A)	125,899
TOTAL CURRENT ASSETS	872,127	137,293	557,990	23,978	(85)		152,951

Rental properties, net	21,110,734	21,110,734					-
Property and equipment, net	320,456	18,535	297,357	2,981			1,583
Intangible assets, net	14,077	13,841	236				-
ROU assets, net	310,492						310,492
SP-Investment				43,441,892	(43,441,892)	(A)	-
Capital Receivable			(275,267)	2,055	(5,788)	(A)	279,000
Intercompany Balance-SP				11,042,635	(11,042,635)	(A)	-
Loan and interest receivable, net	3,757,703		3,759,181				(1,478)
TOTAL ASSETS	$26,385,589	$21,280,403	$4,339,497	$54,513,541	$(54,490,400)		$742,548

LIABILITIES AND DEFICIT
CURRENT LIABILITIES:
Bank loans payable, net (in default)	$7,804,377	$7,804,377					$-
Bank loans payable, net	60,745,053	60,630,083					114,970
Accounts payable and accrued liabilities	14,537,916	8,013,167	6,031,293	215,892			277,564
Deferred revenue	3,787,436	1,904,282	1,883,154				-
Lease liabilities payable-current	16,374	16,374					-
TOTAL CURRENT LIABILITIES	86,891,156	78,368,283	7,914,447	215,892	-		392,534

Property financing agreements payable	74,778,640	74,778,640					$-
Lease liabilities payable-non current	323,538						323,538
Other payables	20,567,199	19,348,165	1,219,032		(20,920)	(B)	20,922
Loans payable to related parties	12,904,295	10,832,134			(539,526)		2,611,687
Due to shareholder	66,556,694			66,556,694			-
Intercompany account		(6,998,751)	6,977,830		20,921	(B)	-
Interest payable to related parties	12,192,065	35,916,148			(23,724,083)		-
TOTAL LIABILITIES	274,213,587	212,244,619	16,111,309	66,772,586	(24,263,609)		3,348,682

DEFICIT:
Common stock, $0.0001 par value, 600,000,000 shares authorized; 21,711,000 shares issued and outstanding at June 30, 2020	2,171						2,171
Paid-in capital	11,827,188	34,000,000	3,200,000	3,856,289	(30,240,000)	(A)	1,010,899
Accumulated deficit	(208,323,288)	(172,433,226)	(14,696,269)	(16,098,997)	(85)	(A)	(5,094,711)
Accumulated other comprehensive loss	(6,167,413)	(7,364,334)	(275,543)	(16,337)	13,294	(A)	1,475,507
Total stockholder’s deficit attributable to the Company’s common shareholders	(202,661,342)	(145,797,560)	(11,771,812)	(12,259,045)	(30,226,791)		(2,606,134)
Noncontrolling interest	(45,166,656)	(45,166,656)					-
TOTAL DEFICIT	(247,827,998)	(190,964,216)	(11,771,812)	(12,259,045)	(30,226,791)		(2,606,134)

TOTAL LIABILITIES AND DEFICIT	$26,385,589	$21,280,403	$4,339,497	$54,513,541	$(54,490,400)		$742,548

Notes for Adjustments to unaudited Pro Forma Condensed Combined Balance Sheet.

(A)	Adjustments represent eliminations for intercompany transactions or reclassification as of September 30, 2020.

(B)	Reclassifications of $20,921 in DVPM represents intercompany balance with DVPD and DVBM to other payables.

The following unaudited pro forma condensed consolidated statement of operations are based upon our historical consolidated statements, adjusted to give effect to the Disposition of Sino Pride and its subsidiaries, as if the transaction were completed on January 1, 2020.

UNAUDITED PRO FORMA CONDENSED COMBINED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020

	For the Three Months Ended September 30, 2020	Adjustments to Remove DVPD	Adjustments to Remove DVBM	Adjustments to Remove SP	Adjustments	Note	Proforma subsequent to the disposition of Sino Pride

Revenues
Rental income	$434,145	$434,145					$-
Management fee income	706,080		706,080				-
Other income	110,940		110,940				-
Total revenues	1,251,165	434,145	817,020	-			-

Operating expenses
Selling expenses	910,644	418	910,226				-
Depreciation and amortization	267,511	248,293	17,749	1,273			196
Payroll and payroll related expenses	301,033	15,336	63,091	93,308			129,298
Business taxes	147,654	110,639	37,015				-
Lease expenses	101,197	(2,642)		50,573			53,266
Other general and administrative expenses	270,857	204,832	(42,769)	10,220			98,574
Total operating expenses	1,998,896	576,876	985,312	155,374			281,334

Loss from operations	(747,731)	(142,731)	(168,292)	(155,374)			(281,334)

Other income (expense)
Interest income	111,414	43	111,371	274,146	(274,146)	(A)	-
Interest - loans	(1,057,828)	(1,057,828)					-
Interest - ROU and other capitalized liabilities	(516,962)	(516,962)					-
Interest - related parties	(136,709)	(410,456)		(399)	274,146	(A)	-
Gain (loss) from foreign currency transactions	889,236	889,236					-
Other income	2,646	314	1,885	447			-
Total other (expense), net	(708,203)	(1,095,653)	113,256	274,194			-

Loss before provision for income taxes	(1,455,934)	(1,238,384)	(55,036)	118,820			(281,334)
Provision for income taxes	-	-	-	-			-
Net loss	(1,455,934)	(1,238,384)	(55,036)	118,820			(281,334)
Net loss attributable to noncontrolling interest	(237,636)	(237,070)	(566)				-
Net loss attributable to the Company’s common shareholders	$(1,218,298)	$(1,001,314)	$(54,470)	$118,820			$(281,334)

Per Common Share - basic and diluted:
Net loss per Company’s common share	$(0.06)						$(0.01)
Weighted-average shares outstanding, basic and diluted	21,711,000						21,711,000

UNAUDITED PRO FORMA CONDENSED COMBINED STATEMENTS OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020

	For the Nine Months Ended September 30, 2020	Adjustments to Remove DVPD	Adjustments to Remove DVBM	Adjustments to Remove SP	Adjustments	Note	Proforma adjusted to the disposition of Sino Pride

Revenues
Rental income	$1,408,607	$1,408,607					$-
Management fee income	2,617,681		2,617,681				-
Other income	339,283		339,283				-
Total revenues	4,365,571	1,408,607	2,956,964	-			-

Operating expenses
Selling expenses	2,805,511	13,670	2,791,841				-
Depreciation and amortization	821,393	744,357	65,591	10,858			587
Payroll and payroll related expenses	928,317	45,259	197,318	232,183			453,557
Business taxes	380,569	302,384	78,185				-
Lease expenses	221,319	(6,167)		67,689			159,797
Other general and administrative expenses	613,743	(98,207)	152,093	25,459			337,984
Total operating expenses	5,770,852	1,197,710	3,285,028	336,189			951,925

Loss from operations	(1,405,281)	210,897	(328,064)	(336,189)			(951,925)

Other income (expense)
Interest income	383,941	126	383,815	809,520	(809,520)	(A)	-
Interest - loans	(3,068,086)	(3,068,086)					-
Interest - ROU and other capitalized liabilities	(1,605,977)	(1,605,977)					-
Interest - related parties	(403,102)	(1,212,027)		(595)	809,520	(A)	-
Gain (loss) from foreign currency transactions	521,250	521,250					-
Other income	40,488	23,327	7,218	9,943			-
Total other (expense), net	(4,131,486)	(5,341,387)	391,033	818,868			-

Loss before provision for income taxes	(5,536,767)	(4,931,302)	62,969	482,679			(951,925)
Provision for income taxes	-	-	-	-			-
Net loss	(5,536,767)	(4,931,302)	62,969	482,679			(951,925)
Net loss attributable to noncontrolling interest	(1,021,828)	(1,022,437)	609				-
Net loss attributable to the Company’s common shareholders	$(4,514,939)	$(4,108,053)	$62,360	$482,679			$(951,925)

Per Common Share - basic and diluted:
Net loss per Company’s common share	$(0.21)						$(0.04)
Weighted-average shares outstanding, basic and diluted	21,711,000						21,711,000

Notes for Adjustments to unaudited Pro Forma Condensed Combined Statements of Operations.

(A)	Adjustments represent eliminations for intercompany transactions or reclassification for the nine months ended September 30, 2020.

Impact of COVID-19

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (“COVID-19”) and the risks to the international community as the virus spread globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally.

Many uncertainties remain regarding the COVID-19 pandemic, and it is impossible at this time to predict the full economic impact on our business. Since the Company primarily engages in the business of the multi-functional shopping center are located in Dalian, Liaoning, China, the COVID-19 pandemic is expected to lead to a significant impact on our business operations. In late January 2020, the Dalian government released a stop order on all activities that involved gathering, and a temporary shut down of shopping malls. As a result, all retailers and service providers of our shopping center were shut down, subject to the containment of the COVID-19. The Company’s Dalian office resumed business since March 5, 2020. However, our business was and has continued to be adversely impacted by COVID-19. We have much less traffic in our shopping mall and less tenants after the reopening due to the concern of the virus. In wake of the impact on local market conditions and the economic environment by COVID-19, the Company temporarily suspended the Renovation. Consequently, the pandemic has negatively impacted our operating revenue during 2020, and the Company believes the negative impact on revenue will continue throughout the remainder of 2020. We continue to monitor and evaluate these and other developments with respect to the COVID-19 pandemic, though we cannot guarantee that any measures we take in response thereto will be entirely effective or effective at all. In addition, the continued negative impact of the pandemic could cause the Company to incur future impairment charges to the value of its properties.

As of the date hereof, the Company is still closely monitoring the fluid and rapidly evolving situation of COVID-19 and manages to maintain the operation of its business.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial for the three and nine months ended September 30, 2020 and 2019 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. See “Cautionary Note Concerning Forward-Looking Statements” on page ii.

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

Notwithstanding the foregoing, VCM is contemplating a disposition of Sino Pride, the closing of which is pending upon filing with and approval by U.S. and local (Hong Kong) regulatory agencies, if applicable; however, which shall be no later by November 15, 2020.

The following table summarizes ownership of Dalian Victory Plaza Shopping Center as of September 30, 2020:

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

**On December 29, 2017, the Company executed the SML Agreement, pursuant to which, SML has bought certain properties from the individual property owners and the Company has agreed to buy back those properties from SML at the original purchase price under the buy-back options plus annual interest of 8% commencing on January 1, 2018 to be paid no later than May 15, 2020. Acknowledging the impact by outbreak of COVID-19, on January 15, 2020, the Company entered into a supplemental agreement with SML to extend the original repayment date from May 15, 2020 to May 15, 2023.

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

We currently also provide common area management services to all tenants and shop owners. Common area management services include utilities, security, cleaning, fire service, landscaping, public facilities maintenance and other traditional services provided by our property management office. Management fees range from approximately $17 to $20 per square foot per annum. The management fee income is recognized over the term of the lease. Utility charges collected from tenants will offset our utility expenses paid to utility companies. We report the net amount of utility charges as other income.

Change of Chief Financial Officer

On October 1, 2020, Mr. Robert Chen resigned from his position as the Chief Financial Officer and Principal Accounting Officer of the Company due to personal reasons. On October 2, 2020 the Board of Directors accepted Mr. Chen’s resignation and subsequently appointed Mr. Alex Brown, as the Interim Chief Financial Officer and the Principal Accounting Officer of the Company, effective immediately, until the Board appoints suitable and permanent substitute for Chief Financial Officer and Principal Accounting Officer.

Disposition of Sino Pride and Restructuring of DVPM

On October 1, 2020, the Company entered into a sale and purchase agreement with VCI and Sino Pride Development (HK) Limited, a private company limited by shares incorporated in Hong Kong (the “Purchaser”), to sell all the equity interest in Sino Pride to the Purchaser, in exchange for consideration of HK$1.00 (the “Disposition of Sino Pride”). The Disposition of Sino Pride includes the sale all of the equity interest of Sino Pride’s then subsidiaries (immediately after the restructuring transaction as disclosed below), including DVPD and DVBM.

On October 1, 2020 and immediately prior to the Disposition of Sino Pride, Sino Pride entered into a sale and purchase agreement with Hong Kong Sino Pride Development Limited (“HK SP”), a related party under the control of our CEO, to sell all the equity interests in DVPM to HK SP, for a total consideration of HK$1.00. Concurrently, VCI entered into a sale and purchase agreement with the shareholder of HK SP to purchase all the equity interests in HK SP for HK$1.00. Prior to the transaction, HK SP was controlled by our CEO and formed for the purpose of completing the restructuring transaction. After the transactions, VCI owns all the equity interests in HK SP which in turn owns all the equity interests of DVPM (“Restructuring of DVPM”).

The Board of Directors and all the stockholders of the Company holding an aggregate of 21,711,000 shares of common stock, representing 100% of the total issued and outstanding shares as of October 1, 2020 approved the Disposition of Sino Pride (the “Board Approval on the Disposition of Sino Pride”).

Such Board Approval on the Disposition of Sino Pride constitutes the approval and consent of a majority of the total number of shares of outstanding common stock and are sufficient under the Nevada Revised Statutes (“NRS”) and the Company’s Articles of Incorporation and Bylaws to approve the actions. On October 22, 2020, the Company filed a Definitive Information Statement on Form 14C (file no: 333-228242) that was being furnished to stockholders of the Company to provide them with certain information concerning the Disposition of Sino Pride in accordance with the requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the regulations promulgated thereunder, including Regulation 14C.

The closing of the disposition transaction is pending the filing with and approval by the U.S. and local (Hong Kong) regulatory agencies, if applicable; however, which shall be no later than 45 days of the execution of the sale and purchase agreement.

Factors That May Influence our Future Results

Prior to September 30, 2020, we generate our revenues primarily from rental and management fee income from tenants under existing leases at Victory Plaza. The management fee income includes the charges mainly for property management, maintenance and repair, and security, and is recognized over the terms of the leases. The amount of rental income and management fee income we receive is primarily dependent on our ability to maintain or increase rental rates and occupancy rates of our property. Factors that could affect our rental income include (i) changes in the economic environment; (ii) local competition from other shopping facilities similar to our shopping mall; (iii) the attractiveness of rental space; (iv) the financial stability of our tenants; (v) trend of market rental rates; (vi) the development of local transportation and (vii) the outbreak of highly contagious disease like the COVID-19 virus.

Upon the Disposition of Sino Pride and the Restructuring of DVPM on October 1, 2020, the Company mainly generates revenue from 1) sublease rental income without property ownership and 2) management fee income as a service provider for the property owners.

Results of Operations

Comparison of Results of Operations for the Three months ended September 30, 2020 and 2019

Revenues

Our revenues, which consist of property rentals, property management fees and other income, were $1,251,165 for the three months ended September 30, 2020, compared to $1,905,927 for the three months ended September 30, 2019, a decrease of $654,762, or 34%.

	For the Three months ended September 30,
	2020	2019	$ change	% change
Revenues
Rental income	$434,145	$693,315	$(259,170)	-37%
Management fee income	706,080	1,025,752	(319,672)	-31%
Other income	110,940	186,860	(75,920)	-41%
Total revenues	1,251,165	1,905,927	(654,762)	-34%

Rental income was $434,145 for the three months ended September 30, 2020, a decrease of $259,170, or 37%, compared to rental income of $693,315 for the three months ended September 30, 2019. The decrease in rental income was primarily due to the decrease in occupancy rates and lower charges per square foot. The occupancy rate was 37% at the end of September 2020, compared to 50% for the nine months ended September 30, 2019. The decrease in the occupancy was adversely impacted by the outbreak of the pandemic.

Management fee income for the three months ended September 30, 2020 was $706,080, a decrease of $319,672, or 31%, compared to the management fee income of $1,025,752 for the three months ended September 30, 2019. The decrease in management fee income was primarily due to the reduction in occupancy rate.

Other income, consisting mainly of incomes and associated costs from utilities, for the three months ended September 30, 2020 was $110,940, a decrease of $75,920, or 41%, compared to the other income of $186,860 for the three months ended September 30, 2019. The decrease in other income was primarily due to the adverse effect of the coronavirus pandemic and the decrease in utility income because of lower occupancy rate.

Operating Expenses

	For the Three months ended September 30,
	2020	2019	$ change	% change
Operating expenses
Selling expenses	$910,644	$1,005,786	$(95,142)	-9%
Depreciation and amortization	267,511	286,870	(19,359)	-7%
Payroll and payroll related expenses	301,033	511,588	(210,555)	-41%
Business taxes	147,654	88,207	59,447	67%
Lease expenses	101,197	213,353	(112,156)	-53%
Other general and administrative expenses	270,857	112,036	158,821	142%
Total operating expenses	$1,998,896	$2,217,840	$(218,944)	-10%

Selling expenses were $910,644 for the three months ended September 30, 2020, a decrease of $95,142, or 9%, compared to $1,005,786 for the three months ended September 30, 2019. The decrease in selling expenses for the three months ended September 30, 2020 was primarily due to the decrease in occupancy rate.

Depreciation and amortization expenses were $267,511 for the three months ended September 30, 2020, a decrease of $19,359, or 7%, compared to depreciation and amortization expenses of $286,870 for the three months ended September 30, 2019. The decrease in depreciation and amortization expenses was primarily due to the expiration of leases and de-recognition of right-of-use (“ROU”) assets for the year ended December 31, 2019 resulting in lower depreciation and amortization for the three months ended September 30, 2020.

Payroll and payroll related expenses were $301,033 for the three months ended September 30, 2020, a decrease of $210,555, or 41%, compared to payroll and payroll related expenses of $511,588 for the three months ended September 30, 2019. The decrease in payroll and payroll related expenses were primarily due to the reduction of approximately $74,000 in employee salary expense and $30,000 in Director’s remuneration in our Hong Kong office. As of September 30, 2020, the number of employees in HK has been reduced from 14 to 5 employees. The pandemic also caused a reduction of DVBM’s salary and payroll related expenses in the amount of approximately $26,000 compared to the same period in 2019.

Business taxes consists of value added tax (“VAT”), taxes related to rental, property tax, land use rights tax and other surcharges and fees. Business taxes was $147,654 for the three months ended September 30, 2020, an increase of $59,447, or 67%, compared to business taxes of $88,207 for the three months ended September 30, 2019.

Lease expense from operating and financing lease includes lease-back expenses, lease payments due to settlement to the property owners, interest, amortization, and rental expenses from the short-term leases. Lease expense was $101,197 for the three months ended September 30, 2020, a decrease of 112,156 or 53%, compared to $213,353 for the three months ended September 30, 2019. The decrease in lease expense was primarily due to the close of the expensive rental office in Hong Kong during August 2019.

Other general and administrative expenses were $270,857 for the three months ended September 30, 2020, an increase of $158,821, or 142%, compared to other general and administrative expenses of $112,036 for the three months ended September 30, 2019. The increase in other general and administrative expenses was primarily due to the litigation payable of approximately $200,000 for DVPD during the third quarter of 2020.

Other Income (Expenses)

	For the Three months ended September 30,
	2020	2019	$ change	% change
Other income (expenses)
Interest income	$111,414	$188,567	$(77,153)	-41%
Interest - loans	(1,057,828)	(1,025,456)	(32,372)	3%
Interest - ROU and other capitalized liabilities	(516,962)	(845,230)	328,268	-39%
Interest - related parties	(136,709)	(134,708)	(2,001)	1%
Gain (loss) from foreign currency transactions	889,236	(894,885)	1,784,121	-199%
Other income	2,646	268,247	(265,601)	-99%
Total other income (expenses), net	$(708,203)	$(2,443,465)	$1,735,262	-71%

Interest income was $111,414 for the three months ended September 30, 2020, a decrease of $77,153, or 41%, compared to interest income of $188,567 for the three months ended September 30, 2019. The decrease in interest income mainly resulted from the lower loan receivable, as ZKCZ repaid approximately $0.8 million to the Company during the three months ended September 30, 2020.

Interest – loans was $1,057,828 for the three months ended September 30, 2020, an increase of $32,372, or 3%, compared to $1,025,456 for the three months ended September 30, 2019.

Interest – ROU and other capitalized liabilities was $516,962 for the three months ended September 30, 2020, a decrease of $328,268 or 39%, compared to $845,230 for the three months ended September 30, 2019. The decrease in interest expense mainly resulted from our lower long-term liability, because the Company made payments of approximately RMB10.5 million, or $1.5 million, to SML during the three months ended September 30, 2020.

Interest – related parties was $136,709 for the three months ended September 30, 2020, an increase of $2,001, or 1%, compared to $134,708 for the three months ended September 30, 2019.

Gain from foreign currency transactions was $889,236 for the three months ended September 30, 2020, an increase of $1,784,121, or 199%, compared to a loss of $894,885 for the three months ended September 30, 2019. The variance was due mainly to change in the exchange rate from RMB to USD.

The unpaid loan balance to Sino Pride, a related party, was approximately $13.3 million. This loan and related interest payable are denominated in US dollars. The Company uses the bank spot exchange rate to record proceeds and repayments in RMB on the Company’s books. By the end of the period, the loan balance and interest payable in US dollars is translated to RMB recorded on Company’s books. The gain or loss is recognized in the statements of operations. $889,236 currency exchange gain in the three months ended September 30, 2020 was primarily due to the change of US$/RMB rate. As of September 30, 2020, one US dollar translated to RMB6.8090, while at September 30, 2019, one US dollar translated to RMB7.1434. Exchange loss means that the Company needs more RMB to repay the loan and interest payable denominated in the US dollar due to the change of the exchange rate.

As a result of the above-mentioned discussion, the Company’s net loss was $1,455,934 for the three months ended September 30, 2020, a decrease of $1,299,444, or 47%, compared to net loss of $2,755,378 for the three months ended September 30, 2019.

Comparison of Results of Operations for the Nine Months ended September 30, 2020 and 2019

Revenues

Our revenues, which consist of property rentals, property management fees and other income, were $4,365,571 for the nine months ended September 30, 2020, compared to $6,290,572 for the nine months ended September 30, 2019, a decrease of $1,925,001, or 31%.

	For the Nine months ended September 30,
	2020	2019	$ change	% change
Revenues
Rental income	$1,408,607	$2,260,812	$(852,205)	-38%
Management fee income	2,617,681	3,506,200	(888,519)	-25%
Other income	339,283	523,560	(184,277)	-35%
Total revenues	4,365,571	6,290,572	(1,925,001)	-31%

Rental income was $1,408,607 for the nine months ended September 30, 2020, a decrease of $852,205, or 38%, compared to the rental income of $2,260,812 for the nine months ended September 30, 2019. The decrease in rental income was primarily due to the decrease in occupancy rates and lower charges per square foot. The occupancy rate was 37% at the end of September 2019, compared to a 50% for the nine months ended September 30, 2019. From a short-term perspective, the decrease in the occupancy rate was adversely impacted by the coronavirus pandemic.

Management fee income for the nine months ended September 30, 2020 was $2,617,681, a decrease of $888,519, or 25%, compared to the management fee income of $3,506,200 for the nine months ended September 30, 2019. The decrease in management fee income was also primarily due to the reduction in occupancy rate as mentioned above. For DVBM, the office remained closed until March 5, 2020, which further negatively impacted the income from management fees.

Other income, consisting primarily of income and associated costs from utilities, for the nine months ended September 30, 2020 was $339,283, a decrease of $184,277, or 35%, compared to the other income of $523,560 for the nine months ended September 30, 2019. The decrease in other income was primarily due to the adverse effect of the coronavirus pandemic and the decrease in utility income because of lower occupancy rates.

Operating Expenses

	For the Nine months ended September 30,
	2020	2019	$ change	% change
Operating expenses
Selling expenses	$2,805,511	$3,354,594	$(549,083)	-16%
Depreciation and amortization	821,393	933,200	(111,807)	-12%
Payroll and payroll related expenses	928,317	1,538,913	(610,596)	-40%
Business taxes	380,569	353,050	27,519	8%
Lease expenses	221,319	535,828	(314,509)	-59%
Other general and administrative expenses	613,743	4,126,937	(3,513,194)	-85%
Total operating expenses	$5,770,852	$10,842,522	$(5,071,670)	-47%

Selling expenses were $2,805,511 for the nine months ended September 30, 2020, a decrease of $549,083, or 16%, compared to $3,354,594 for the nine months ended September 30, 2019. The decrease in selling expenses for the nine months ended September 30, 2020 was primarily due to the lower occupancy rate. As a result, the Company noted a decrease in cleaning fees, utilities, and office expenses.

Depreciation and amortization expenses were $821,393 for the nine months ended September 30, 2020, a decrease of $111,807, or 12%, compared to depreciation and amortization expenses of $933,200 for the nine months ended September 30, 2019. The decrease in depreciation and amortization expenses was primarily due to the expiration of leases and de-recognition of right-of-use (“ROU”) assets during the year ended December 31, 2019 resulting in lower depreciation and amortization for the nine months ended September 30, 2020

Payroll and payroll related expenses were $928,317 for the nine months ended September 30, 2020, a decrease of $610,596, or 40%, compared to payroll and payroll related expenses of $1,538,913 for the nine months ended September 30, 2019. The decrease in payroll and payroll related expenses were primarily due to the reduction of approximately $405,000 in employee salaries and payroll related expenses and $90,000 in Director’s remuneration in our Hong Kong office. The pandemic caused a decreased number of staff in DVBM resulting in a reduction of approximately $116,000 in salary expense and payroll related expenses for the nine months of 2020 compared to the same period in 2019.

Business taxes consists of value added tax (“VAT”), taxes related to rental, property tax, land use rights tax and other surcharges and fees. Business taxes were $380,569 for the nine months ended September 30, 2020, an increase of $27,519, or 8%, compared to business taxes of $353,050 for the nine months ended September 30, 2019. The increase in business taxes resulted primarily from the increase in local and property taxes and tax penalties.

Lease expense for operating and financing lease includes lease-back expenses, lease payments due to settlement to the property owners, interest, amortization, and rental expenses from the short-term leases. Lease expense was $221,319 for the nine months ended September 30, 2020, a decrease of $314,509 or 59%, compared to $535,828 for the nine months ended September 30, 2019. The decrease in lease expense was primarily due to the close of office in Hong Kong during August 2019.

Other general and administrative expenses were $613,743 for the nine months ended September 30, 2020, a decrease of $3,513,194, or 90%, as compared to other general and administrative expenses of $4,126,937 for the nine months ended September 30, 2019. The decrease in other general and administrative expenses was primarily because the Company recorded a bad debt allowance of approximately $3.2 million during the nine months ended September 30, 2019. In addition, the Company incurred approximately $309,000 of professional fees including auditing, accounting, legal, and recruiting fees for the nine months ended September 30, 2020 as compared to approximately $548,000 for the same period in 2019. The decrease was offset by the recording of litigation expense of approximately $200,000 for DVPD during the nine months ended September 30, 2020.

Other Income (Expenses)

	For the Nine months ended September 30,
	2020	2019	$ change	% change
Other income (expenses)
Interest income	$383,941	$567,051	$(183,110)	-32%
Interest - loans	(3,068,086)	(3,123,950)	55,864	-2%
Interest - ROU and other capitalized liabilities	(1,605,977)	(2,161,277)	555,300	-26%
Interest - related parties	(403,102)	(403,084)	(18)	0%
Gain (loss) from foreign currency transactions	521,250	(876,527)	1,397,777	-159%
Other income	40,488	277,617	(237,129)	-85%
Total other income (expenses), net	$(4,131,486)	$(5,720,170)	$1,588,684	-28%

Interest income was $383,941 for the nine months ended September 30, 2020, a decrease of $183,110, compared to interest income of $567,051 for the nine months ended September 30, 2019. The decrease in interest income resulted mainly from lower loan receivables, because ZKCZ repaid approximately $2.8 million to the Company during the nine months ended September 30, 2020.

Interest – loans was $3,068,086 for the nine months ended September 30, 2020, a decrease of $55,864, or 2%, compared to $3,123,950 for the nine months ended September 30, 2019.

Interest – ROU and other capitalized liabilities was $1,605,977 for the nine months ended September 30, 2020, a decrease of $555,300, or 26%, compared to $2,161,277 for the nine months ended September 30, 2019. The decrease in interest expense resulted primarily from lower long-term liabilities, as the Company made payments of approximately RMB41.5 million or (US$5.9 million) to SML during the nine months ended September 30, 2020.

Interest – related parties was $403,102 for the nine months ended September 30, 2020, an increase of $18 or 0%, compared to $403,084 for the nine months ended September 30, 2019.

Gain from foreign currency transactions was $521,250 for the nine months ended September 30, 2020, an increase of $1,397,777, or 159%, compared to a loss of $876,527 for the nine months ended September 30, 2019. The variance was due to the change in the exchange rate from RMB to USD.

The unpaid loan balance to Sino Pride, a related party, was approximately $13.3 million. This loan and related interest payable are denominated in US dollars. The Company uses the bank spot exchange rate to record proceeds and repayments in RMB on the Company’s books. At the end of the period, the loan balance and interest payable in US dollars is translated to RMB recorded on Company’s books. The gain or loss is recognized in the statements of operations. $521,250 currency exchange gain in the nine months ended September 30, 2020 was primarily due to the change of US$/RMB rate. As of September 30, 2020, one US dollar translated to RMB6.8090 while at September 30, 2019, one US dollar translated to RMB 7.1434. Exchange gain means that the Company needs less RMB to repay the loan and interest payable denominated in the US dollar due to the change of the exchange rate.

As a result of the above-mentioned discussion, the Company’s net loss was $5,536,767 for the nine months ended September 30, 2020, a decrease of $4,735,353, or 46%, compared to a net loss of $10,272,120 for the nine months ended September 30, 2019.

Liquidity and Capital Resources

The cash flow generated from our operations is not sufficient to meet our daily operations, including the interest payments on bank loans. The current cash balance is not sufficient to support our ongoing operation, our Renovation plan (currently terminated) and repayment of bank loans and related interest. The Company will need to seek additional capital resources from our current shareholder, management or employees, outside sources, including through the sale of our equity securities, or from bank loans if available. There is no assurance that additional financing will be available to us. As explained elsewhere, DVPD has been listed as a “dishonest debtor” by the PRC courts and such designation may negatively impact our ability to obtain additional financing. In addition, we are currently in default of certain of our loans with Harbin Bank.

The Company had cash and cash equivalents of $143,486 and $122,884 as of September 30, 2020 and December 31, 2019, respectively. Most of the Company’s funds are kept in financial institutions in China. The Company is subject to the regulations of the PRC, which restrict the transfer of cash from China, except under certain circumstances. Accordingly, such funds may not be readily available to satisfy obligations which are outside the PRC.

On June 28, 2018, DVBM entered into a loan agreement to lend RMB 50,000,000 (or approximately $7.2 million) (the “Principal”) to Zhong Ke Chuang Zhan Investment, Ltd (“ZKCZ”), one of the Company’s strategic partners. The maturity date of the unsecured loan was June 30, 2019 (the “Maturity Date”). The interest (the “Interest”) accrued on the unpaid Principal amount of the loan from July 1, 2018 to September 30, 2018 was at 2% per month and from October 1, 2018 to June 30, 2019 was at 0.7% per month. All computations of interest rate are based on the daily balance of the Principal amount of the loan. Accrued, but unpaid, interest was to be paid on the Maturity Date.

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

From January 1, 2020 to September 30, 2020, ZKCZ has made payments of approximately RMB19.6 million or $2.8 million back to the Company. The outstanding loan principal and accrued interest from ZKCZ was approximately $2.4 million and $1.4 million, respectively, as of September 30, 2020. As of September 30, 2020, the Company has an allowance of RMB 18,144,100 or $2,664,723 in the accompanying unaudited condensed consolidated financial statements.

As of the date of this Quarterly Report, the Company is not aware that the Bank has declared an event of default or taken any legal action against it for defaulting on the RMB 23 million Loan, RMB 19.9 million Loan and RMB 10.24 million Loan. In the event that the Bank rejects its Refinancing Loans application and/or commences legal proceeding against it regarding the loans that are in default, the Company would have to pay a penalty of approximately $982,000 to the Bank. In addition, the Company may lose its collateralized assets which will cause a material adverse effect on its results of operations. Furthermore, if the collateral on those loans cannot satisfy its payment obligation, the Company may be forced to commence liquidation process if it does not have sufficient liquidity or cannot raise sufficient fund at that time, if any at all.

Sino Pride is a major cash source to the operations of DVPD and DVBM. Loan payable to Sino Pride bears interest at 8% per annum. As of September 30, 2020, remaining principal payable was $13,303,748 and interest payable was $10,420,334. The related party loan has been eliminated in accompanying consolidated financial statements. During the same period, DVPD was not profitable, and subsequently no repayments were made to Sino Pride.

DVDC contributed land use rights and infrastructures totaling $20,000,000 to DVPD in December 2000. Among this $20,000,000 contribution, $6,800,000 was recorded as registered capital, and $13,200,000 was recorded as loan payable by DVDC per December 2000 agreement. The loan is payable when DVPD is profitable. Loan principal $3,300,000 (25% of $13,200,000) bears interest at 8% per annum. The remaining balance of principal bears interest at benchmark bank rate of China, which was 5.88% at September 30, 2020.

Due to shareholder represents the investment amount that Sino Pride received from its former shareholders, which was assigned to current shareholder Mr. Alex Brown. Loan payable to shareholder was $66,556,694 and $65,931,644, respectively at September 30, 2020 and December 31, 2019. The balance due to shareholder bears no interest. If the interest was calculated at 3.25% (September 2020 US (Fed) Prime rate) and 5% (September 2019 US (Fed) Prime rate for the loan payable to shareholder, the balance for interest expense would have been approximately $1.6 million and $2.5 million for the nine months ended both September 30, 2020 and 2019, respectively.

As of September 30, 2020, the Company had property financing agreements payable of $74,778,640, lease liabilities payable of $339,912, expired lease-back payables of $5,643,263, guaranteed rent payable of $289,287, and buy-back payables of $4,245,344. As of September 30, 2020, there were total of 594 lawsuits against the Company in Dalian City, China. Litigants claimed that the Company did not buy back the property pursuant to the sales contract or the Company did not pay the promised lease-back rent on time. These claims amounted to $25,729,060 (RMB 175,189,171). These payables were included in and reported under the caption of “Property financing agreements payable”, “Lease liabilities payable” and “Other payables”. As of September 30, 2020, the Company accrued $5,053,446 for possible extra litigation charges. The Company will record attorney fees when invoiced. The attorney fees in connection with litigation cases were $121 and $4,508 for the three months ended September 30, 2020 and 2019, respectively; $8,984 and $8,058 for the nine months ended September 30, 2020 and 2019, respectively.

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

Management believes that the recorded total property financing agreements payable, buy-back payables, lease-back liabilities payable and expired lease payable liabilities of $90,349,892 is a reasonable estimation. Should the settlement of these liabilities exceed management’s estimates, additional accruals will be necessary.

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

Due to recurring losses from Sino Pride, DVPD and DVBM, on October 1, 2020, VCM entered into a sale and purchase agreement with VCI and Sino Pride Development (HK) Limited, a private company limited by shares incorporated in Hong Kong (the “Purchaser”), to sell all the equity interest in Sino Pride, to the Purchaser, in exchange a total consideration of HK$1.00 (the “Disposition of Sino Pride”). The Disposition of Sino Pride includes the sale all of the equity interest of Sino Pride’s then subsidiaries, including DVPD and DVBM. As a result, management of the Company believes that its net deficit will be decreased from approximately $247.6 million to $2.6 million after the disposal of Sino Pride.

Even after the disposal of Sino Pride, DVPD and DVBM, if the Company does raise sufficient capital to support its operations in DVPM, there can be no assurance that we can generate sufficient revenues to achieve profitability. As result, the accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

Cash Flows

Cash, cash equivalents and restricted cash were $143,486 and $150,107, as of September 30, 2020 and December 31, 2019, respectively. Cash, cash equivalents and restricted cash decreased by $6,621 and $7,941 for the nine months ended September 30, 2020 and 2019, respectively. The following table shows the changes in cash flows.

	Nine months Ended September 30
	2020	2019	$ Change
Net Cash Provided by Operating Activities	$1,982,574	$178,379	$1,804,193
Net Cash Provided by (Used in) Investing Activities	2,800,722	(2,657,284)	5,458,006
Net Cash (Used in) Provided by Financing Activities	(4,792,402)	2,545,137	(7,337,539)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2,485	(74,173)	76,660
Net increase (decrease) in cash, cash equivalents and restricted cash	$(6,621)	$(7,941)	$1,320

Operating Activities

Cash flows from operating activities primarily consist of cash inflows from tenant rentals and management fee payments, and tenant property expense reimbursements and cash outflows for property operating costs, selling expenses, business taxes, and general and administrative expenses.

In the first nine months of 2020, net cash provided by operating activities was $1,982,574. The net cash used in operating activities was primarily due to the net loss of $5,536,767, adjusted by: by decrease in tenant and sundry receivable of $221,234, increase of $5,266,319 in accounts payables and accrued liabilities, $1,591,610 increase in SML interest payable, $820,893 of depreciation and amortization, $402,507 increase in interest payable to related party and $193,365 increase in other payables, offset by gain on foreign currency exchange of $521,250, $383,718 increase in short-term loan interest receivable, $177,146 decrease in deferred rental income and decrease on working capital and others of $105,527.

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

In the first nine months of 2020, net cash provided by investing activities was $2,800,722 which was from the collection of $2,800,722 of the loan receivable.

In the first nine months of 2019, net cash used in investing activities was $2,657,284 which was primarily from a repayment of the short-term loan receivable of $2,642,563 and $14,721 in capital expenditures – fixed assets and improvements.

Financing Activities

Cash flows from financing activities are impacted by the nature, timing and extent of borrowings and repayments of loans and advances from banks and related parties.

In the first nine months of 2020, net cash used in financing activities was $4,792,402 which was due $5,928,686 in repayment of property financing agreements and repayment of bank loans of $27,098, offsets by advance of $878,412 from the shareholder, proceeds from bank loans of $114,970, and an advance of $170,000 from the related individual.

In the first nine months of 2019, net cash provided by financing activities was $2,545,137 which was due primarily to $1,491,385 in proceeds from bank loans, $1,011,000 in proceeds from our initial public offering.

Cash, cash equivalents and restricted cash consist of following at September 30, 2020 and 2019, respectively.

	September 30, 2020	September 30, 2019
Cash	$143,486	$195,404
Restricted cash	-	115,775
Cash, cash equivalents and restricted cash	$143,486	$311,179

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

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officers also confirmed that there was no change in our internal control over financial reporting during the nine months ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed our internal control over financial reporting as of the period ended September 30, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the report entitled “2013 Internal Control-Integrated Framework.”

Based on management’s assessment using the COSO criteria, management has concluded that the Company’s internal control over financial reporting was not effective as of September 30, 2020, due to the existence of the following material weaknesses:

● As of September 30, 2020, there were insufficient written policies and procedures to ensure the correct application of accounting and financial reporting with respect to the current requirements of GAAP and SEC disclosure requirements.

● As of September 30, 2020, there was a lack of segregation of duties.

● As of September 30, 2020, there was no independent audit committee.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of September 30, 2020, that occurred during our second fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of September 30, 2020, to our knowledge, there were 594 lawsuits in total filed against us 1) for unpaid rent by the lease-back owners and 2) for the failure to buy-back property from the current owners of properties that exercised their options. Total claims amounted to approximately $25,729,060. Management believes that the amount claimed by these litigants approximates the amount that the Company has already recorded under the caption of “Property financing agreements payable”, Lease liabilities payable” and “Other payables” in the accompanying consolidated financial statements.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Change of Chief Financial Officer

On October 1, 2020, Mr. Robert Chen resigned from his position as the Chief Financial Officer and Principal Accounting Officer of the Company due to personal reasons. On October 2, 2020 the Board of Directors accepted Mr. Chen’s resignation and subsequently appointed Mr. Alex Brown, as the Interim Chief Financial Officer and the Principal Accounting Officer of the Company, effective immediately, until the Board appoints suitable and permanent substitute for Chief Financial Officer and Principal Accounting Officer.

Disposition of Sino Pride and Restructuring of DVPM

On October 1, 2020, the Company entered into a sale and purchase agreement with VCI and Sino Pride Development (HK) Limited, a private company limited by shares incorporated in Hong Kong (the “Purchaser”), to sell all the equity interest in Sino Pride to the Purchaser, in exchange a total consideration of HK$1.00 (the “Disposition of Sino Pride”). The Disposition of Sino Pride includes the sale all of the equity interest of Sino Pride’s then subsidiaries (immediately after the restructuring transaction as disclosed below), including DVPD and DVBM.

On October 1, 2020 and immediately prior to the Disposition of Sino Pride, Sino Pride entered into a sale and purchase agreement with Hong Kong Sino Pride Development Limited (“HK SP”) to sell all the equity interests in DVPM to HK SP, for a total consideration of HK$1.00. Concurrently, VCI entered into a sale and purchase agreement with the shareholder of HK SP to purchase all the equity interests in HK SP for HK$1.00. Prior to the transaction, HK SP was controlled by our CEO and formed for the purpose of completing the restructuring transaction. After the transactions, VCI owns all the equity interests in HK SP which in turn owns all the equity interests of DVPM (“Restructuring of DVPM”).

The Board of Directors and all the stockholders of the Company holding an aggregate of 21,711,000 shares of common stock, representing 100% of the total issued and outstanding shares as of October 1, 2020 approved the Disposition of Sino Pride (the “Board Approval on the Disposition of Sino Pride”).

Such Board Approval on the Disposition of Sino Pride constitutes the approval and consent of a majority of the total number of shares of outstanding common stock and are sufficient under the Nevada Revised Statutes (“NRS”) and the Company’s Articles of Incorporation and Bylaws to approve the actions. On October 22, 2020, the Company filed a Definitive Information Statement on Form 14C (file no: 333-228242) that was being furnished to stockholders of the Company to provide them with certain information concerning the Disposition of Sino Pride in accordance with the requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the regulations promulgated thereunder, including Regulation 14C.

The closing of the disposition transaction is pending upon filing with and approval by U.S. and local (Hong Kong) regulatory agencies, if applicable; however, which shall be no later than 45 days of the execution of the sale and purchase agreement.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Articles of Incorporation (incorporated by reference to our Form S-1 (file No. 333-228242) filed with the Securities and Exchange Commission on November 7, 2018)
3.2	Bylaws (incorporated by reference to our Form S-1 (file No. 333-228242) filed with the Securities and Exchange Commission on November 7, 2018)
10.1	English translated copy of Repayment Agreement by and between the Company and Xiufen Chang dated as of December 30, 2019 (incorporated by reference to our Form 10-K filed with the Securities and Exchange Commission on May 29, 2020)
10.2	English translated copy of Repayment Agreement by and between the Company and Weitong Zhang dated as of December 30, 2019 (incorporated by reference to our Form 10-K filed with the Securities and Exchange Commission on May 29, 2020)
10.3	English translated copy of Repayment Agreement by and between the Company and Xiuhua Chang dated as of December 30, 2019 (incorporated by reference to our Form 10-K filed with the Securities and Exchange Commission on May 29, 2020)
10.4	English translated copy of Supplemental Agreement to the Strategic Cooperation Agreement by and between Dalian Victory Plaza Shopping Center and Dalian Sheng Ma Lin Trading Ltd. dated as of January 15, 2020 (incorporated by reference to our Form 10-K filed with the Securities and Exchange Commission on May 29, 2020)
10.5	English translated copy of Supplemental to the Loan Agreement by and between Dalian Victory Business Management Co., Ltd. and Zhong Ke Chuang Zhan Investment, Ltd dated as of July 27, 2020 (incorporated by reference to our Form 10-Q filed with the Securities and Exchange Commission on August 14, 2020)
10.6	Sale and Purchase Agreement, dated October 1, 2020 (incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on October 7, 2020)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 13, 2020.

Victory Commercial Management Inc.

	By:	/s/ Alex Brown
Alex Brown
Chief Executive Officer and Interim Chief Financial Officer

